Form 10-K
CFX CORP
filed 1995-03-31
CIK 800042

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                     December 31, 1994
Commission file number                             0-15079

                               CFX CORPORATION
           (Exact name of registrant as specified in its charter)

STATE OF NEW HAMPSHIRE                       02-0402421
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

102 MAIN STREET
KEENE, NEW HAMPSHIRE                         03431
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including
 area code                                   (603) 352-2502

Securities registered pursuant to
 Section 12(b) of the Act:                   Common Stock, $1.00 par value

Securities registered pursuant to
 Section 12(g) of the Act:                   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [XX]             NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.             [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 14, 1995, was $71,087,000. The foregoing figure does not reflect the registrant's Series A Preferred Stock which has no established trading market. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 14, 1995, 3,895,152 shares of the registrant's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document                                                                        Part

Annual Report to Shareholders for the Fiscal Year Ended December 31, 1994       II & IV
Proxy Statement for the 1995 Annual Meeting of Shareholders                     III


                                   PART I

Item 1. Business

(a)  General Development of Business

      CFX CORPORATION (the "Company" formerly Cheshire Financial Corporation) is a New Hampshire corporation chartered in August 1986 for the purpose of becoming the bank holding company parent of Cheshire County Savings Bank ("Cheshire"), a New Hampshire state-chartered savings bank with its principal place of business in Keene, New Hampshire. Cheshire was organized under the laws of New Hampshire in 1897.

      The Company acquired 100% of the stock of Cheshire upon completion of its conversion from a New Hampshire-chartered mutual savings bank in February 1987 (the "Conversion"). Upon completion of the Conversion, the Company's assets initially consisted of 100% of the stock of Cheshire and approximately 70% of the net proceeds of the sale of the Company's common stock in a subscription offering made in connection with the Conversion.

      The Company issued a total of 4,000,000 shares of its common stock in connection with the Conversion. The net proceeds to the Company from the subscription offering were $56,646,000. From the net proceeds, $16,994,000 was transferred to Cheshire to purchase all of the capital stock issued by Cheshire in the Conversion. The funds were added to Cheshire's working capital and continued to be used for general business purposes.

      Subsequent to the Conversion, the Company acquired the Monadnock Bank ("Monadnock"), a New Hampshire trust company headquartered in Jaffrey, New Hampshire, on May 31, 1988. On April 30, 1990, the Company acquired all of the outstanding capital stock of The Valley Bank ("Valley"), a state-chartered commercial bank headquartered in Hillsborough, New Hampshire. On June 22, 1990, the Company acquired all of the outstanding capital stock of Village Savings Bank ("Village"), a state-chartered guaranty savings bank headquartered in Greenville, New Hampshire. On October 18, 1990, Village was merged into Monadnock in order to eliminate an overlap of market areas between these two banking affiliates. On September 6, 1991, Valley acquired certain assets and assumed all deposits of Family Bank and Trust ("Family"), a state chartered trust company headquartered in Allenstown, New Hampshire which had been declared insolvent by the New Hampshire Bank Commissioner and placed into receivership with the Federal Deposit Insurance Corporation.

      On July 12, 1993, the Company merged Monadnock into Cheshire to eliminate an overlap of market areas between these two banking affiliates. On November 15, 1993, the Company merged Valley into Cheshire to create a single united bank with a greater array of products and services to better serve central and southwestern New Hampshire. The resulting entity was renamed CFX BANK. These mergers resulted in greater controls and operating efficiencies through the consolidation of administrative and operational functions.

   On September 1, 1993, Cheshire acquired the remaining 52.4% of the outstanding shares of Colonial Mortgage, Inc., a mortgage banking company headquartered in Amherst, New Hampshire, for $5,187,000, including $80,000 in acquisition costs. Cheshire had previously owned 47.6% of this corporation, which is now known as CFX MORTGAGE, INC. ("CFX Mortgage").

      On December 9, 1993, the Company began operating a new subsidiary, CFX FUNDING L.L.C. ("Funding") specializing in small-ticket lease financing and securitization. Funding is owned 51% by CFX Financial Services, Inc. (a wholly-owned subsidiary of CFX BANK), and owned 49% by Novel Leasing Limited (which is not affiliated with the Company). The objective of Funding is to provide a lease financing and securitization program specializing in small-ticket lease portfolios generated by a select group of independent lessors located throughout the country. In order to accumulate lease receivables for securitization, CFX BANK provides short-term warehousing lines of credit to the leasing companies. The strategy is designed to increase the availability of credit to a select group of lessors while controlling the risks inherent in lease portfolios through credit enhancements. The warehouse lines of credit are planned to be paid down every 90 to 180 days through securitization or sales of various lease portfolios. The operating results of Funding are not anticipated to materially affect, positively or negatively, the operating results of the Company in 1995.

      On July 26, 1994, the Company signed a definitive agreement to acquire all of the outstanding capital stock of Orange Savings Bank ("Orange"), a Massachusetts-chartered savings bank, headquartered in Orange, Massachusetts. The acquisition is anticipated to be accounted for as a pooling-of-interests. Pursuant to the definitive agreement, each of Orange's 724,412 outstanding shares of common stock (except for any dissenting shares and shares beneficially held by the Company or Orange) will be converted into and exchangeable for the number of shares of the Company's common stock determined by multiplying .8750 by a fraction, the numerator of which is $17.1429 and the denominator of which is the average closing sale price per share of the Company's common stock on the American Stock Exchange for the ten trading days ending on the business day before the date on which the required approval of the Massachusetts Commissioner of Banks is obtained. This exchange ratio is subject to adjustment in the event that (i) such average closing price is above $20.00 or below $15.2381, (ii) the Company is a party to certain business combinations or (iii) the Company issues shares of stock in certain transactions, including, without limitation, stock splits and stock dividends.

      The proposed transaction received approval from Orange's shareholders and remains subject to regulatory approval. The transaction has already been approved by the Board of Directors of the Company and Orange. At December 31, 1994, Orange had assets of $83,268,000, deposits of $73,383,000, and stockholders' equity of $8,444,000.

(b)   Financial Information About Industry Segments

      See Note Z--Segment Information in Item 8(a).

(c)   Narrative Description of Business

General

      The Company's primary retail banking markets are Cheshire County, western Hillsborough County and southern Merrimack County. The mortgage banking company has loan production offices in four locations throughout central and southern New Hampshire attracting loan applications from throughout New Hampshire, Maine, Vermont and northern Massachusetts.

      The Company's principal business is to serve as a financial intermediary, attracting deposits from, and making loans to, consumers and small-to-mid sized businesses. CFX BANK (the "Bank") uses customer deposits and loan payments to fund first mortgage loans on residential real estate. In addition to originating mortgage loans, the Bank also makes commercial, consumer and other term and installment loans. Other traditional services available at the Bank include: a wide range of deposit programs designed to attract both short-term and long-term deposits from the general public, businesses and local government; safe deposit boxes; travelers checks and money orders, and many other similar services.

      To further the Bank's goals of providing a broad range of retail services and to generate additional fee income, the Bank has remote service units located at various business locations in its service area. In addition, the Bank is a subscriber to INVEST[TM] Financial Corporation which enables customers to buy and sell securities and obtain investment advice at the Bank. A full line of trust and investment management services are also available to the customer, on premise, through an affiliation with a local trust company.

      CFX MORTGAGE originates and purchases residential and construction mortgage loans and sells these loans to the Bank and the secondary market, while retaining the servicing of these loans. CFX MORTGAGE is an approved seller and servicer of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Department of Housing and Urban Development ("HUD"), Veteran's Administration ("VA"), and New Hampshire Housing Financing Authority loans. CFX MORTGAGE also services loans owned by private investors.

      The Company operates a small-ticket lease financing and securitization business through Funding. Funding's strategy is to increase the availability of credit to a select group of lessors while controlling the risk inherent in lease portfolios through credit enhancements. The business will be built on stable relationships with a limited number of well-qualified lease originators (lessors) who will adhere to specified underwriting guidelines. The warehouse lines of credit are planned to be paid down every 90 to 180 days through securitization or sales of the various lease portfolios.

      The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans, leases, trading and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. The Company's results of operations are also affected by the provision for loan and lease losses, resulting from the Company's assessment of the adequacy of the allowance for loan and lease losses; the level of its other operating income, including gains and losses on the sale of loans and securities, and loan and other fees; operating expenses; and income tax expenses and benefits.

Market Area and Competition

      The Bank operates primarily in Cheshire, Hillsborough and Merrimack Counties, which are located in southwestern and south-central New Hampshire. Based on total deposits as of December 31, 1994, the Bank had the largest market share in the southwestern New Hampshire banking market.

      The banking business in the Bank's market areas has become increasingly competitive over the past several years. The Bank's major competitors in attracting deposits and lending funds are other New Hampshire-based banks, and, to a certain extent, regional, money center and non-bank financial institutions. A number of New Hampshire-based banks maintain branches in cities and towns where the Bank maintains offices.

      The principal factors in successfully competing for deposits are convenient office locations, flexible hours, remote service units, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Bank believes that the local character of its businesses and its "supercommunity bank" management philosophy enables it to compete successfully in its market area.

Risk Elements

      Nonperforming assets are evaluated quarterly by management to ensure proper classification and to confirm that the recorded carrying values of the assets are reasonable and in accordance with generally accepted accounting principles, regulatory requirements, and the Company's policies. Loans are placed on nonaccrual status when management determines that significant doubt exists as to the collectibility of principal or interest on a loan. In addition, commencing in the third quarter of 1993, all loans past due 90 days or more as to principal or interest were placed on nonaccrual status. Previously, such loans which, in management's judgment, were fully secured and in the process of collection (through legal action or, in appropriate circumstances, through collection efforts reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future) continued to accrue interest.

      The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:

December 31 (Dollars in thousands)                    1994       1993

Nonaccrual (nonperforming) loans                      $6,536     $6,472

Foreclosed real estate                                 1,898      3,737

Valuation allowance on foreclosed real estate           (325)      (384)

      Total nonperforming assets                      $8,109     $9,825

Nonperforming loans as a percent of total loans         1.15%      1.37%

Nonperforming assets as a percent of total assets       1.07%      1.34%

      The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:


                                                     1994                   1993
                                                         % of                   % of
December 31 (Dollars in thousands)           Portfolio   Balances   Portfolio   Balances

Nonperforming loans:
  Real estate:
    Residential                              $4,069       62.2%     $2,088       32.3%
    Commercial                                1,442       22.1       3,737       57.7
  Commercial, financial, and agricultural     1,007       15.4         460        7.1
  Consumer and other                             18         .3         187        2.9
                                              6,536      100.0%      6,472      100.0%
Foreclosed real estate:
  Residential                                   859       54.6%      2,471       73.7%
  Construction                                  330       21.0         352       10.5
  Commercial                                    709       45.1         914       27.3
  Valuation allowance                          (325)     (20.7)       (384)     (11.5)
                                              1,573      100.0%      3,353      100.0%
  Total nonperforming assets                 $8,109                 $9,825

      The following table provides a rollforward of the Company's foreclosed real estate at the dates indicated:

December 31 (In thousands)              1994        1993

Balance at beginning of year            $3,353      $11,929
Additions                                  696        3,887
Provisions for losses                     (207)        (673)
Pay-offs/sales/other                    (2,269)     (11,790)
Balance at end of year                  $1,573      $ 3,353

      During the fourth quarter of 1993, the Company sold $6,600,000 in nonperforming assets to a private investor. This bulk sale of nonperforming assets, along with other efforts to reduce nonperforming assets, yielded a $13,186,000 (57%) reduction in nonperforming assets during 1993. During 1994, total nonperforming assets decreased by $1,716,000, or 17.5%.

Asset/Liability Management

     The Company's primary objective regarding asset/liability management is to position the Company so that changes in interest rates do not have a materially adverse impact upon forecasted net income and the net fair value of the Company. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance-sheet items (duration matching).

      To measure the impact of interest rate changes, the Company utilizes a comprehensive financial planning model that recalculates the fair value of the Company assuming both instantaneous, permanent parallel shifts in the yield curve of both up and down 100 and 200 basis points, or four separate calculations. Larger increases or decreases in forecasted net income and the net market value of the Company as a result of these interest rate changes represents greater interest rate risk than do smaller increases or decreases in net fair value. In connection with these recalculations, the Company makes assumptions regarding probable changes in cash flows of its assets, liabilities, and off-balance-sheet positions that would be expected in those various interest rate environments. Accordingly, the Company adjusts the pro forma net income and net fair values as it believes appropriate on the basis of historical experience and prudent business judgment. The Company endeavors to maintain a position where it experiences no material change in net fair value and no material fluctuation in forecasted net income as a result of assumed 100 and 200 basis point increases and decreases in interest rates. However, there can be no assurance that the Company's projections in this regard will be achieved.

      Management believes that the above method of measuring and managing interest rate risk is consistent with the FDIC regulation regarding an interest rate risk component of regulatory capital.

      The following table summarizes the timing of the Company's anticipated maturities or repricing of interest earning assets and interest bearing liabilities as of December 31, 1994. This table has been generated using certain assumptions which the Company believes fairly and accurately represent repricing volumes in a dynamic interest rate environment. Specifically, contractual maturities are used on all time deposits and investments other than asset-backed securities. For asset-backed securities and loans, contractual maturities, repricing and prepayment assumptions are used. The prepayment assumptions are based on current experience and industry statistics. The gap maturity categories for savings deposits (including NOW, savings, and money market accounts) are based on management's philosophy of repricing core deposits in reaction to changes in the interest rate environment. Repricing frequencies will vary at different points in the interest cycle and as supply and demand for credit changes.

                                                    0-3        4-12       1-5         5-10       Over
December 31, 1994 (Dollars in thousands)            Months     Months     Years       Years      Years      Total

Interest earning assets:
  Interest bearing deposits with other banks        $  2,568   $      -   $     95    $     -    $     -    $  2,663
  Federal Home Loan Bank of Boston stock               6,471          -          -          -          -       6,471
  Trading securities                                     236          -          -          -          -         236
  Investment securities                                7,223     16,441     62,889     27,336          -     113,889
  Loans and leases                                   161,545    258,105     80,191     35,527     42,240     577,608
Total interest earning assets                        178,043    274,546    143,175     62,863     42,240     700,867

Interest bearing liabilities:
  Savings and time deposits                           72,003    172,567    208,660     30,412     30,222     513,864
  Advances from Federal Home Loan Bank of Boston      92,201          -          -          -          -      92,201
  Short-term borrowed funds                           27,316          -          -          -          -      27,316
Total interest bearing liabilities                   191,520    172,567    208,660     30,412     30,222     633,381
Off-balance sheet instruments                              -    (25,000)    25,000          -          -          -
Periodic gap                                        $(13,477)   $76,979   $(40,485)   $32,451    $12,018    $ 67,486
Cumulative gap                                      $(13,477)   $63,502   $ 23,017    $55,468    $67,486    $      -

      The ability to assess interest rate risk using gap analysis is limited. Gap analysis does not capture the impact of cash flow or balance sheet mix changes over a forecasted future period and it does not measure the amount of price change expected to occur in the various asset and liability categories. Thus, management does not use gap analysis exclusively in its assessment of interest risk. The Company's interest rate risk exposure is also measured by the forecasted net income and discounted cash flow market value sensitivities referred to above.

Subsidiary

      CFX BANK owns two subsidiary companies--CFX CAPITAL SYSTEMS, INC., ("CFX CAPITAL") and CFX FINANCIAL SERVICES, INC. ("CFX FINANCIAL"). CFX CAPITAL is a service corporation which owns CFX MORTGAGE, INC. ("CFX MORTGAGE") and certain investment securities. CFX CAPITAL previously owned 47.6% of CFX MORTGAGE with the remaining 52.4% purchased in 1993. CFX FINANCIAL owns 51% of CFX FUNDING L.L.C., a company which facilitates lease financing and securitization.

      Owning 100% of CFX MORTGAGE allows CFX BANK to fully integrate mortgage banking into the retail banking franchise, providing the retail lending units (mortgage and consumer) with a strong sales-oriented culture and a larger variety of products. In addition, the distribution network that CFX MORTGAGE has developed allows access to a larger volume of loans for CFX BANK's in-house residential loan portfolio. Moreover, CFX MORTGAGE'S operation should enhance the Company's non-interest income sources. As of December 31, 1994, CFX MORTGAGE had a servicing portfolio for others of approximately $645,000,000.

     CFX BANK provides CFX MORTGAGE with warehouse and working capital funding. The warehouse line of credit, which is secured by mortgage loans originated, bought and packaged for sale by CFX MORTGAGE, allowed CFX MORTGAGE to borrow up to $30,000,000 during 1994, with advances on December 31, 1994 of $15,095,000. In addition, CFX BANK has provided CFX MORTGAGE with secured lines of credit for working capital purposes, allowing CFX MORTGAGE to borrow up to $6,500,000 with no advances taken in 1994. CFX BANK also provided CFX MORTGAGE with secured term loans which totaled $600,000 at December 31, 1994. All such loans are made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated borrowers. CFX MORTGAGE maintains a deposit relationship with CFX BANK in connection with these funding arrangements.

Employees

      As of December 31, 1994, the Company and its subsidiaries had 336 full-time and 102 part-time employees. The employees of the Company and its subsidiaries are not represented by any collective bargaining unit. Relations between management and employees are considered good.

Regulation

General

      As a bank holding company, the Company is subject to regulation by the Federal Reserve Board. The Company's bank subsidiary, CFX BANK, is a state-chartered bank; as such, it is subject to regulation by bank regulators in New Hampshire. The deposits of the Bank are insured by the FDIC, and therefore, CFX BANK is subject to FDIC supervision and regulation. The Company is also subject to limitations on the scope of their activities and to continuing regulation, supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956 and related federal statutes. As a New Hampshire corporation, the Company must comply with the general corporation law of New Hampshire.

      Although the Northeast is gradually recovering from the severe recession of the late 1980's and early 1990's, the banking environment continues to be affected by a slow recovery of commercial real estate values and substantial increases in regulatory requirements as a result of the failure of numerous banking and thrift institutions. In addition to the Company's own monitoring activities, the credit quality of the assets held by CFX BANK is subject to periodic review by the state and federal bank regulatory agencies noted above. While the Company believes its present allowance for loan and lease losses is adequate in light of prevailing economic conditions or regulatory environment, there can be no assurance that CFX BANK will not be required to make certain adjustments to its allowance for loan and lease losses and charge-off policies in response to changing economic conditions or regulatory examinations.

      Neither the Company nor any of its subsidiaries has entered into formal written agreements with state or federal regulators. The Company and its subsidiaries continue to evaluate and refine oversight and reporting systems and procedures to enhance the ability of such companies to respond to current economic conditions. The following references to applicable statutes and regulations are brief summaries thereof and do not purpose to be complete.

      In addition to extensive existing government regulation, federal and state statutes and regulations are subject to changes that may have significant impact on the way in which banks may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, investment banks, and major retailers. In addition, the enactment of banking legislation such as the Financial Institutions Reform Recovery and Enforcement Act ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") have affected the banking industry by, among other things, broadening the regulatory powers of the federal banking agencies in a number of areas and restricting the powers of state-chartered banks. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

      As a result of the enactment of FIRREA, any or all of the Company's subsidiary banks can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (a) the default of any other of the Company's subsidiary banks or (b) any assistance provided by the FDIC to any other of CFX's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

Federal Deposit Insurance Corporation

      CFX BANK's deposits are insured by the FDIC up to a maximum of $100,000 per depositor. The FDIC issues regulations, conducts periodic examinations, imposes minimum capital requirements, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of an office. Such supervision and regulation is intended primarily for the protection of depositors.

      Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations.

Federal Deposit Insurance Corporation Improvement Act of 1991

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, increased funding for the Bank Insurance Fund (the "BIF") of the FDIC and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain provisions of FDICIA and its implementing regulations is described below.

Risk Based Deposit Insurance Assessments

      A significant portion of the additional funding to BIF is in the form of borrowings to be repaid by insurance premiums assessed on BIF members. In addition, FDICIA provides for an increase in the ratio of the reserves to insured deposits of the BIF to 1.25% by the end of the 15 year period that began with the semi-annual assessment period ending December 31, 1991, also to be financed by insurance premiums. The result of these provisions could be a significant increase in the assessment rate on deposits of BIF members during the balance of this 15 year period. FDICIA also provides authority for special assessments against insured deposits and for the development of a general risk-based assessment system. FDIC has set assessment rates for BIF-insured institutions ranging from 0.23% to 0.31%, based on a risk assessment of the institution. Each financial institution is assigned to one of three capital groups; "well capitalized"; "adequately capitalized"; or "undercapitalized"; and further assigned to one of three subgroups within each capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the insurance fund. For purposes of the risk-based assessment system, a well-capitalized institution is one that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and a leverage ratio of 4% or more. An undercapitalized institution is one that does not meet either of the foregoing definitions. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC.

Prompt Corrective Action

      FDICIA also provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized". Under prompt corrective action regulation adopted by the federal banking agencies, a depository institution is (a) "well-capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a leverage ratio of 5% or more and is not subject to any written agreement, order or capital measure; (b) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio 4% or more and a leverage ratio of 4% or more (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth) and does not qualify as "well-capitalized"; (c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth); (d) "significantly undercapitalized" if the bank has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (e) "critically undercapitalized" if the depository institution has a tangible equity to total assets ratio that is equal to or less than 2% of total assets, or otherwise fails to meet certain established critical capital levels. A depository institution may be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. At December 31, 1994, CFX BANK was classified as "well-capitalized" under the prompt corrective action regulations described above.

      Any depository institution that is undercapitalized and which fails to meet regulatory capital requirements specified in FDICIA must submit a capital restoration plan guaranteed by the bank holding company controlling such institution. The regulatory agencies may place limits on the asset growth and restrict activities of the institution (including transactions with affiliates), and require the institution to raise additional capital, dispose of subsidiaries or assets or be acquired and, ultimately, require the appointment of a receiver. The guarantee of a controlling bank holding company under FDICIA of performance of a capital restoration plan is limited to the lower of 5% of an undercapitalized banking subsidiary's assets or the amount required for the bank to be classified as adequately capitalized. Federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan within the time required (generally 45 days after receiving notice that the institution is undercapitalized, significantly undercapitalized or critically undercapitalized), it is treated as if it were significantly undercapitalized. If the controlling bank holding company fails to fulfill its guaranty obligations under FDICIA and files (or has filed against it) a petition under Federal Bankruptcy Code, the applicable regulatory agency would have a claim as a general creditor of the bank holding company and, if the capital restoration plan were deemed to be a commitment to maintain capital under the Federal Bankruptcy Code, the claim would be entitled to a priority in such bankruptcy proceedings over unsecured third party creditors of the bank holding company.

      In addition to the requirement of mandatory submission of a capital restoration plan, under FDICIA, an undercapitalized institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized. Further, undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System.

      Undercapitalized and significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. In addition, significantly undercapitalized depository institutions also are prohibited from awarding bonuses or increasing compensation of senior executive officers until approval of a capital restoration plan. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Brokered Deposit and Pass Through Deposit Insurance Limitation

      Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits "significantly higher" than the prevailing rate in its market. A depository institution that is adequately capitalized may accept brokered deposits if it obtains the prior approval of the FDIC. Effective in November 1993, the FDIC modified the definitions of "well-capitalized" and "adequately capitalized" to conform to the definitions described above for prompt corrective action. In addition, "pass-through" insurance coverage may not be available for certain employee benefit accounts. In the Company's opinion, these limitations do not have a material effect on the Company.

Safety and Soundness Standards

      The Federal Deposit Insurance Act, as amended by FDICIA and as further amended by the Reigle Community Development and Regulatory Improvement Act of 1994, directs each federal banking agency to prescribe standards for insured depository institutions relating to asset quality, earnings and stock valuation. The ultimate cumulative effect of these standards cannot currently be forecast.

      FDICIA also contains a variety of other provisions that may affect the Company's operations, including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. Many of the provisions in FDICIA have recently been or will be implemented through the adoption of regulations by the various federal banking agencies and, therefore, the precise impact on the Company cannot be assessed at this time.

Capital Guidelines

      The Federal Reserve Board and the FDIC have issued risk-based capital guidelines for bank holding companies, state-chartered member banks and state-chartered non-member banks. Under these guidelines, the minimum ratio of total capital to risk-adjusted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital is to be comprised of common equity, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinate debt, other preferred stock and a limited amount of loan loss reserves (supplementary capital). In addition, the Federal Reserve Board and the FDIC have adopted a leverage ratio (Tier 1 capital to total assets, net of goodwill) of 3% for bank holding companies and banks that meet certain specified criteria, including that they have the highest regulatory rating. The rule indicates that the minimum leverage ratio should be 1% to 2% higher for holding companies and banks undertaking major expansion programs or that do not have the highest regulatory rating.

      As of December 31, 1994, the Company and CFX BANK had capital ratios on a historical basis which exceeded all minimum regulatory capital requirements.

      Under FIRREA and FDICIA, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

New Hampshire Banking Department

      As a state-chartered institution, CFX BANK is subject to the applicable provisions of New Hampshire banking law. CFX BANK derives its lending and investment powers from these laws and is subject to periodic examination and reporting requirements by the New Hampshire Bank Commissioner (the "Commissioner"), who also has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. Conversion from mutual to stock form and the establishment of branches are subject to approval of the New Hampshire Board of Trust Company Incorporation (the "BTCI").

Federal Reserve Board

      The Federal Reserve Board requires banks to maintain reserves against its transaction accounts, and non-personal time deposits based on the amount of the banks' deposits.

      The Company is a "bank holding company" within the meaning of the Bank Holding Company Act. Under the Bank Holding Company Act, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board. The Bank Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting share of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the Act is required, however, for a bank holding company already owning or controlling over 50% of the voting shares of a bank to acquire additional shares of such bank.

      The Bank Holding Company Act further precludes a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any non-banking entity engaged in any activities other than those which the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks so as to be a proper incident thereto. The Federal Reserve Board has determined that certain activities, including, but not limited to, mortgage banking, operating small loan companies, discount brokerage activities, factoring, certain data processing operations, providing investment and financial advice and leasing personal property on a full payout basis are closely related, and a proper incident to banking. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services.

Interstate Banking

      The Bank Holding Company Act currently prohibits a bank holding company from acquiring any bank located outside of the state in which the existing banking subsidiaries of the bank holding company are located unless specifically authorized by applicable law.

      Interstate banking legislation has been enacted in New Hampshire which permits out-of-state banks and bank holding companies to establish new banks or to affiliate with existing banks and bank holding companies in New Hampshire. The legislation establishes the procedures for the creation of new banks in New Hampshire and the acquisition of five percent more of a New Hampshire bank or bank holding company . Application for an affiliation certificate must be made to the Board of Trust Incorporation ("BTCI") and the Commissioner is charged with promulgating the rules relating to the application procedures and the standards to be applied to the application by the BTCI. The Commissioner has the further responsibility of monitoring certificate holders, new banks and bank holding companies affiliated under the law and of adopting rules to carry out this responsibility. Violation of the legislation may result in the imposition of a fine of up to $5,000 per day for each day the violation continues and the divestiture of any prohibited affiliation.

      Under the legislation, no bank holding company may acquire ownership or control of the voting stock of any bank if upon such acquisition (1) the bank holding company would have more than 12 affiliates in New Hampshire; or (2) the dollar amount of the total deposits of the bank holding company and all its affililates in New Hampshire would exceed 20 percent of the dollar volume of total deposits in New Hampshire of all state and federal banks. This 20 percent deposit concentration limitation is subject to waiver by the Commissioner in cases involving troubled institutions.

      Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), effective September 29, 1995 existing restrictions under the Bank Holding Company Act which prevent the acquisition by a bank holding company of banks located outside the bank holding company's home state unless authorized by the state law of the target bank will be eliminated. State law restrictions regarding deposit concentrations will continue to apply, provided that such restrictions do not discriminate against out-of-state bank holding companies. The New Hampshire 20 percent deposit concentration limitation applies to acquisitions by both in-state and out-of-state bank holding companies. Such acquisitions will be subject to approval by the Federal Reserve Board.

      Under Riegle-Neal, effective June 1, 1997, (unless the New Hampshire Legislature enacts a statute "opting out" of interstate branching) out-of-state banks will be authoriized to merge with New Hampshire banks and to establish branches in New Hampshire. Such mergers and the establishment of branches will continue to be subject to state deposit concentration restrictions and conditions that may be imposed by New Hampshire regulatory authorities, provided that such restrictions and conditions do not discriminate against out-of-state banks. The resulting New Hampshire banks and branches will continue to be subject to regulation by New Hampshire regulatory authorities provided that such regulations do not discriminate against out-of-state banks.

Federal Home Loan Bank System

      CFX BANK is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member of the FHLB, CFX BANK is required to purchase and hold stock in the FHLB. As of December 31, 1994, CFX BANK held stock in the FHLB in the amount of $6,471,000.

Securities and Exchange Commission

      The Company has registered its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. As a result of such registration, the proxy and tender offer rules, periodic reporting requirements, and insider trading restrictions and reporting requirements, as well as certain other requirements, of such Act are applicable to the Company.

Restrictions on the Payment of Dividends

      Under the New Hampshire Business Corporation Act, a distribution including dividends and the purchase or redemption of a corporation's own shares, must be authorized by the Board of Directors and may not be paid if the corporation, after the payment is made, would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

      CFX BANK is not subject to the Business Corporation Act, but is subject to state banking and federal regulations restricting the payment of dividends. Under New Hampshire state law, the Company's banking subsidiary may declare dividends only from its earnings remaining after deducting all losses, all sums due for expenses and all overdue debts upon which no interest has been paid for a period of six months, unless such debts are well secured and in process of collection. In addition, New Hampshire-chartered guaranty savings banks such as CFX BANK are required by New Hampshire law to maintain a "guaranty fund" for the security of their depositors. Funds accumulated in the guaranty fund can be used only for absorbing losses incurred and thus cannot be used for the payment of dividends on deposits or capital stock. In order to pay dividends, a transfer to the guaranty fund from net earnings is required so as to maintain an unimpaired guaranty fund of 3% of total deposits. As of December 31, 1994, CFX BANK's guaranty fund amounted to $18,750,000 or 3.27% of total deposits. Furthermore, the Federal Deposit Insurance Act prohibits CFX BANK from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

      Applicable rules prohibit the payment of a cash dividend if the effect thereof would cause the net worth of CFX BANK to be reduced below either the amount required for the liquidation account established in connection with the conversion or the net worth requirements imposed by New Hampshire law or federal laws or regulations.

      Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

      The Company generally could not, for a period of three years from the effective date of the Conversion, repurchase any of its stock from any person, except in the event of an offer to repurchase by the Company on a pro rata basis to all shareholders that would be approved by the Commissioner. The Company received the required regulatory approval in March 1988 to institute a five percent (5%) open-market common stock repurchase program. Pursuant to such approval and subsequent approvals to acquire additional shares, the Company acquired 577,265 shares of its outstanding common stock in open-market purchases since March 1988, the last such purchase being December 22, 1990.

Restrictions on the Acquisition of the Company

      The acquisition of more than 10% of the Company's outstanding shares may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, and the acquisition of control of the Company by any company would be subject to regulatory approval under the Bank Holding Company Act of 1986.

Other Regulations

      The policies of regulatory authorities, including the Federal Reserve Board and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. An important function of the Federal Reserve Board is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Supervision, regulation or examination of the Company by these regulatory agencies is not intended for the protection of the Company's shareholders.

      The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further deregulation of both banks and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place the Company in more direct competition with other financial institutions, including mutual funds and securities brokerage firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company.

      The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA was a major piece of legislation which was intended to restore the public's confidence in the savings and loan industry, ensure a safe and stable system of affordable housing finance through major regulatory reforms, strengthen capital standards and provide safeguards for the disposal of recoverable assets. Although CFX BANK was not directly affected by FIRREA, the legislation has generally had a significant impact on the nation's insured financial institutions.

      FIRREA abolished the Federal Home Loan Bank Board and the position of Chairman of the Bank Board as chief regulator of the thrift industry. The Office of Thrift Supervision was created as an office in the Department of the Treasury. The Director of the Office of Thrift Supervision is responsible for the examination and supervision of all savings institutions. FIRREA abolished the Federal Savings and Loan Insurance Corporation and gave the Federal Deposit Insurance Corporation the duty of insuring the deposits of savings associations as well as banks. The insurance funds are maintained separately and were renamed. The Bank Insurance Fund generally serves banks, while the Savings Association Insurance Fund serves thrift institutions.

      The additional statistical disclosure describing the business of the Company and CFX BANK required by Industry Guide 3 under the Securities Exchange Act of 1934, as amended, is provided in Appendix A to this Annual Report.

(d) Financial Information About Foreign and Domestic Operations and Export
Sales

      Not applicable.

Item 2. Properties

      The Company neither owns nor leases any real property. It utilizes the premises and equipment of CFX BANK (the "Bank") with no payment of any rental fee to the Bank. However, the management fees charged to the Bank by the Company are reduced by, among other things, an occupancy factor.

      The Bank owns its main office and two branch offices in Keene, New Hampshire. The Bank also owns branches in Jaffrey, Troy, Greenville, New Ipswich, Peterborough, Hillsborough, Henniker and Allenstown, New Hampshire while leasing other branches in Rindge, Hinsdale and Loudon, New Hampshire. The Bank also owns 50 automated teller and remote service units located in New Hampshire and operates five "mini-branches" at various retail establishments in its market area. CFX MORTGAGE owns its main office in Amherst, New Hampshire while it leases additional office space in Bedford and Portsmouth, New Hampshire.

      The following table sets forth the location of the Company's offices (including administrative offices) as well as the net book value of such offices at December 31, 1994.

      Location                                 Net Book Value

      CFX BANK:

      194 West Street
      Keene, New Hampshire                     $1,292,370

      100-104 Main Street
      Keene, New Hampshire                     $1,173,942

      828 Court Street
      Keene, New Hampshire                     $  301,806

      117 West Street (administrative)
      Keene, New Hampshire                     $  481,778

      Route 101
      Marlborough, New Hampshire               $   22,113(1)

      Route 12
      North Swanzey, New Hampshire             $   28,234(1)

      Route 12
      Walpole, New Hampshire                   $        0(1)

      Route 9
      West Chesterfield, New Hampshire         $        0(1)

      Warwick Road
      Winchester, New Hampshire                $   34,999(1)

      87 Main Street
      Jaffrey, New Hampshire                   $  813,371

      18 Goodnow Street
      Jaffrey, New Hampshire                   $  375,309

      42 Goodnow Street
      Jaffrey, New Hampshire                   $   99,192

      Central Square
      Troy, New Hampshire                      $  124,612

      Main Street
      Greenville, New Hampshire                $  209,417

      Turnpike Road
      New Ipswich, New Hampshire               $  202,889

      Grove Street
      Peterborough, New Hampshire              $  391,872

      Route 202
      Rindge, New Hampshire.                   $  214,488(1)

      Main Street
      Hillsborough, New Hampshire              $  779,348

      Main Street
      Henniker, New Hampshire                  $  230,853

      Church Street
      Hillsborough, New Hampshire              $   30,897

      Route 28
      Allenstown, New Hampshire                $  404,693

      Route 106
      Loudon, New Hampshire                    $    6,339(1)

      Route 119, Brattleboro Road
      Hinsdale, New Hampshire                  $  106,678

      5 Commerce Park-North
      Bedford, New  Hampshire                  $1,323,585

      1383 Lake Shore Road
      Gilford, New Hampshire                   $  183,153

      CFX MORTGAGE:

      Colonial Park Route 101A
      Amherst, New Hampshire                   $1,350,988

      Building I, Bedford Farms
      Bedford, New Hampshire                   $        0(1)

<F1>  Represents net book values of leasehold improvements.

      At December 31, 1994, the total net book value of the Company's premises and equipment was $13,643,000.

Item 3. Legal Proceedings

      There are no pending legal proceedings to which the Company is a party or any of its property is the subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Bank is a party or of which the Bank's property is subject. There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.



                                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Information relating to the market for the Company's common equity and related stockholder matters on page 68 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

Item 6.  Selected Financial Data

      Information relating to selected financial data on page 1 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 14 to 29 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

(a)    Financial Statements Required by Regulation S-X

       Information relating to financial statements on pages 30 to 63 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

(b)    Supplementary Financial Information

       (1)  Selected Quarterly Financial Data

       Information relating to selected quarterly financial data on page 63 of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.

       (2)  Information About Oil and Gas Producing Activities

       Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      (a)(i) On March 8, 1993, the Board of Directors of CFX CORPORATION ("the Company") voted to engage Wolf & Company, P.C. as its auditors for fiscal year 1993. The Company's former auditor, Ernst & Young LLP, was dismissed as of such date.

      (ii) The auditor's report on the financial statements for the 1992 fiscal year did not contain an adverse opinion or disclaimer of opinion and was not qualified as to uncertainty, audit scope or accounting principles.

      (iii) The decision to change the Company's auditors was recommended by the Audit Committee of the Board of Directors and was approved by the Company's Board of Directors.

      (iv) In connection with the audit for the 1992 fiscal year, there were no disagreements of the type described in Item 304 (a) (1) (iv) of Regulation S-K with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

      (v) During the Company's 1992 fiscal year and the subsequent interim period preceding the change in accountants, no reportable event, as set forth in Item 304 (a) (1) (iv) of Regulation S-K, occurred.

      (vi)  The letter from the Company's former auditor required by Item 304
(a) (1) (iv) of Regulation S-K was filed by amendment to the Form 8-K on Form 8 on March 17, 1993.

      (b) As set forth in (a) (i) above, the Company engaged Wolf & Company, P.C. on March 8, 1993. During the Company's 1992 fiscal year and the subsequent interim period preceding the change in accountants, the Company did not consult Wolf & Company, P.C. on any accounting matters.



                                PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of the registrant on pages 2 to 6 inclusive and on pages 16 and 17 inclusive of the Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding executive compensation on pages 7 to 12 inclusive of the Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management on pages 2 to 4 of the Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on pages 15 to 16 of the Proxy Statement for the 1995 Annual Meeting of Shareholders is incorporated herein by reference.



                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   List of Documents Filed as Part of This Report:

      (1)  Financial Statements

      The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1994 at Item 8. Page references are to such Annual Report.

      Financial Statements                                 Page References

      Consolidated Balance Sheets                                 30
      Consolidated Statements of Income                           31
      Consolidated Statements of Shareholders' Equity             32
      Consolidated Statements of Cash Flows                       33
      Notes to Consolidated Financial Statements                34--63
      Reports of Independent Auditors                             65

      (2)  Financial Statement Schedules

           See Item 14 (d)

      (3)  Exhibits Required by Item 601

           See Item 14 (c)

(b)   Reports on Form 8-K

      On December 19, 1994, a Form 8-K was filed announcing the Company's declaration of its regular quarterly dividend on its common stock, the declaration of its regular quarterly dividend on its Series A Preferred Stock and the declaration of a 5% common stock dividend.

(c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

    Exhibit
    Number                       Description

      *3 Articles of Incorporation and By-Laws of CFX CORPORATION, as amended.

    **10.1    CFX CORPORATION Retirement Plan.

    **10.2    1992 CFX CORPORATION Profit Sharing/Bonus  Plan.

    **10.3    CFX CORPORATION 401(k) Plan.

   ***10.4    1986 CFX CORPORATION Stock Option Plan.

  ****10.5    CFX CORPORATION 1992 Employee Stock Purchase Plan.

 *****10.6    Employment Agreement dated as of  January 1, 1991 between CFX
              CORPORATION and Peter J. Baxter, as amended.

 *****10.7    Change of Control Agreement dated June 5, 1991 between CFX
              CORPORATION  and Laurence E. Babcock.

    **10.8    Change of Control Agreement dated December 31, 1992 between CFX
              CORPORATION and John F. Foley.

    **10.9    Change of Control Agreement dated December  31, 1992 between CFX
              CORPORATION and Mark A. Gavin.

******10.10   Change of Control Agreement dated August 4, 1993 between CFX
              CORPORATION and Daniel J. LaPlante.

******10.11   Employment Agreement dated September 1, 1993 between CFX
              CORPORATION and Paul D. Spiess.

      10.12   Change of Control Agreement dated March 30, 1994 between CFX
              CORPORATION and William J. McIver.

 *****10.13   Change of Control Agreement dated June 5, 1991 between CFX BANK and William H. Dennison.

 *****10.14   Change of Control Agreement dated June 5, 1991 between CFX BANK and Peter T. Whittemore.

 *****10.15   Change of Control Agreement dated June 5, 1991 between CFX BANK and Wayne R. Gordon.

******10.16   Employment Agreement dated September 1, 1993 between CFX
              MORTGAGE, INC. and Paul T. Pouliot.

   ***10.17   Lease dated May 1, 1983 by and between Santibotto, Inc.
              and CFX BANK.

    **10.18   Lease dated October 16, 1991 by and between Market Basket, Inc.
              and CFX BANK.

******10.19   Lease dated May 11, 1993 by and between Cheshire Oil Company,
              Inc. and CFX BANK.

******10.20   Lease dated April 14, 1993 by and between Arnold S. Katz and
              Blair J. Finnegan, Trustees of Commerce Center Trust, and CFX
              MORTGAGE, INC.

******10.21   Lease dated September 15, 1993 by and between Bedford Farms
              Limited Partnership and CFX MORTGAGE, INC.

      10.22 Assignment dated September 30, 1994 by and between Fleet Bank, NH and CFX BANK of the lease dated as of November 9, 1987 by and between Fleet Bank, NH and Philip C. Haughey and
              Andrew J. McCarthy, as Successor Trustee of The St. John Realty
              Trust

      13 CFX CORPORATION Annual Report to Shareholders for fiscal year ended December 31, 1994.

      21      Subsidiaries--Reference is made to Item 1.

      23.1    Consent of Wolf & Company, P.C.

      23.2    Consent of Ernst & Young LLP.


<F1>*       Incorporated herein by reference to the Exhibits to the Registration
            Statement on Form S-4 of CFX CORPORATION No. 33-56875 effective in
            1994.
<F2>**      Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX CORPORATION for the year ended December 31, 1992.
<F3>***     Incorporated herein by reference to the Exhibits to the Registration
            Statement on Form S-8 of CFX CORPORATION No. 33-17071 effective in
            1987.
<F4>****    Incorporated herein by reference to the Exhibits to the Registration
            Statement on Form S-8 of CFX CORPORATION No. 33-52598 effective in
            1992.
<F5>*****   Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX CORPORATION for the year ended December 31, 1991.
<F6>******  Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX CORPORATION for the year ended December 31, 1993.

(d)   Financial Statement Schedules

       Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CFX CORPORATION


Date: March 28, 1995                   By:  /s/ PETER J. BAXTER
                                            Peter J. Baxter, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                 Title                             Date


/s/ RICHARD B. BAYBUTT         Director                          March 28, 1995
    Richard B. Baybutt

/s/ PETER J. BAXTER            President and Director            March 28, 1995
    Peter J. Baxter            (Principal Executive Officer)

/s/ CHRISTOPHER V. BEAN        Director                          March 28, 1995
    Christopher V. Bean

/s/ CALVIN L. FRINK            Director                          March 28, 1995
    Calvin L. Frink

/s/ EUGENE E. GAFFEY           Director                          March 28, 1995
    Eugene E. Gaffey

/s/ MARK A. GAVIN              Chief Financial Officer           March 28, 1995
    Mark A. Gavin              (Principal Financial Officer)

/s/ ELIZABETH SEARS HAGER      Director                          March 28, 1995
    Elizabeth Sears Hager

/s/ DOUGLAS S. HATFIELD, JR.   Director                          March 28, 1995
    Douglas S. Hatfield, Jr.

/s/ PHILIP A. MASON            Director                          March 28, 1995
    Philip A. Mason

/s/ EMERSON H. O'BRIEN         Director                          March 28, 1995
    Emerson H. O'Brien

/s/ WALTER R. PETERSON         Director                          March 28, 1995
    Walter R. Peterson

/s/ L. WILLIAM SLANETZ         Director                          March 28, 1995
    L. William Slanetz

/s/ GREGG R. TEWKSBURY         Corporate Controller              March 28, 1995
    Gregg R. Tewksbury         (Principal Accounting Officer)

                                 APPENDIX A


        DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
                  INTEREST RATES AND INTEREST DIFFERENTIAL

      Information regarding interest rates and interest differentials on pages 21 and 22 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1994 is incorporated herein by reference.





                             INVESTMENT PORTFOLIO

      The following table sets forth the book value of securities available for sale and securities held to maturity at the dates indicated. The book value of securities available for sale in 1994 and 1993 is fair value. The book value of securities held for sale in 1992 is the lower of aggregate cost or fair value. The book value of debt securities held to maturity or held for investment is amortized cost, while the book value of marketable equity securities held for investment is the lower of aggregate cost or fair value.

December 31 (In thousands)                    1994         1993         1992
                                              Available    Available    Held
                                              for Sale     for Sale     for Sale

U. S. Treasury securities                     $      -     $     -      $30,430
Collateralized mortgage securities (CMOs)            -      17,772            -
U. S. Treasury money market fund                 1,056         675       13,083
Marketable equity securities                     3,302       3,248            -      $
                                              $  4,358     $21,695      $43,513

                                              Held to      Maturity     Held to
                                              Maturity     Held for     Investment

U.S. Treasury securities and other
 U.S. Government agencies                     $      -     $     -      $24,104
State and municipal                             23,498      10,591        1,274
Corporate securities                             5,932       7,992       12,679
Mortgage-backed securities                      79,928      76,841       15,225
Asset-backed securities                            173         620            -
Marketable equity securities                         -           -          844
                                              $109,531     $96,044      $54,126


      The following table sets forth an analysis of the maturity distributions and the weighted average yields of all debt securities of the Company at December 31, 1994:

                                                                         Maturing
                                            --------------------------------------------------------------------
                                                                After One        After Five
                                                Within          But Within       But Within         After Ten
                                               One Year         Five Years        Ten Years           Years
                                            --------------   ---------------   ---------------   ---------------
                                            Amount   Yield   Amount    Yield   Amount    Yield   Amount    Yield
                                                                  (Dollars in thousands)

State and municipal (1)                     $8,326   6.23%   $ 6,666   7.07%   $ 8,506   7.35%   $     -      -%
Corporate securities (2)                       500   9.18      5,302   6.74        130   7.04          -      -
Mortgage-backed securities and CMO's (3)         -      -          -      -      6,018   4.84     73,910   6.55
Asset-backed securities (3)                    173   4.66          -      -          -      -          -      -
   Total debt securities                    $8,999   6.37%   $11,968   6.93%   $14,654   6.29%   $73,910   6.55%

<F1>  Yields on tax-exempt investment securities are stated on a taxable-
      equivalent basis (using a 38.62% tax rate).
<F2>  Includes corporate and public utility obligations. The majority of these obligations contain put and call provisions.
<F3>  Included in table based on contractual maturities.

                               LOAN PORTFOLIO

      The following table shows the Company's loan distribution at the dates indicated:

December 31 (In thousands)                       1994       1993     1992      1991      1990

Real estate:
  Residential                                    $379,181  $312,828  $328,984  $320,615  $323,430
  Construction                                      7,761     9,292    10,920    16,010    21,455
  Commercial                                       82,468    76,955    56,027    56,451    55,981
Commercial, financial, and agricultural            48,020    42,835    54,788    59,318    56,323
Warehouse lines of credit to leasing companies     15,339     5,428     1,497         -         -
Consumer and other                                 36,544    24,934    25,268    26,506    29,555

    Total loans and leases                       $569,313  $472,272  $477,484  $478,900  $486,744

      The following table shows the maturity of loans (excluding residential mortgages of 1 - 4 family residences and consumer/other loans) outstanding at December 31, 1994. Also provided are the amounts due after one year, classified according to sensitivity to changes in interest rates.

                                                              Maturing
                                           ---------------------------------------------
                                                      After One
                                           Within     But Within   After Five
                                           One Year   Five Years   Years        Total
                                                           (In thousands)

Commercial, financial, and agricultural    $ 35,791   $10,667      $1,562       $ 48,020
Real estate--construction                     5,357     1,403       1,001          7,761
Real estate--commercial                      65,896    12,446       4,126         82,468
     Total                                 $107,044   $24,516      $6,689       $138,249

Loans maturing after one year with:
  Fixed interest rates                                $ 9,377      $6,689
  Variable interest rates                              15,139           -
     Total                                            $24,516      $6,689

       NONACCRUAL, PAST DUE, RESTRUCTURED, AND POTENTIAL PROBLEM LOANS

      The following table summarizes the Company's nonaccrual, past due, and potential problem loans:

December 31 (Dollars in thousands)           1994     1993     1992      1991      1990

Nonaccrual loans:(1)
  Real estate (2)                            $5,511   $5,825   $ 3,893   $ 1,494   $1,682
  Commercial, financial, and agricultural     1,007      460     2,002     1,768    1,019
  Consumer and other                             18      187       209       261      123
    Total                                     6,536    6,472     6,104     3,523    2,824

Accruing loans past due 90 days or more:
  Real estate (2)                                 -        -     2,916     7,892    4,410
  Commercial, financial, and agricultural         -        -       409       777      818
  Consumer and other                              -        -       118        29      723
    Total                                         -        -     3,443     8,698    5,951

Potential problem loans (3)                       -        -     1,535       963      337

Total nonperforming loans                    $6,536    $6,472  $11,082   $13,184   $9,112

Percentage of total loans                       1.2%      1.4%     2.3%      2.8%     1.9%
Percentage of total assets                      0.9%      0.9%     1.7%      2.0%     1.5%

Total restructured loans                     $1,824    $  837  $   963   $   963   $  187

<F1>  When management determines that significant doubt exists as to the collectibility of principal or interest on a loan, the loan is placed on nonaccrual status. In addition, loans past due 90 days or more as to principal or interest are placed on nonaccrual status except those loans which, in management's judgment, are fully secured and in the process of collection (through legal action, or in appropriate circumstances through collection efforts reasonably expected to result in repayment of the debt or in its restoration to a current status in the near future). In the third quarter of 1993, management changed its policy regarding nonaccrual loans, such that all loans past due 90 days or more as to principal and interest are placed on nonaccrual status. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations. Interest on nonaccrual loans is recognized only when received. Loans are restored to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest, as scheduled.
<F2>  Includes residential, construction and commercial real estate loans.
<F3>  In addition to loans 90 days or more past due, and nonaccrual loans, management classifies as nonperforming "potential problem loans" which are current as to principal and interest payments under original or restructured agreements, but are expected to have insufficient future cash flows to service the loan in accordance with the original or restructured provisions.

      Interest income that would have been recorded under original terms of nonaccrual and restructured loans andthe interest income actually recognized for the year ended December 31, 1994 was $549,000 and $255,000, respectively.

      At December 31, 1994, the Company has $10,930,000 in commercial and commercial real estate loans for which payments presently are current and future cash flows appear to be sufficient to service the loan, but the borrowers currently are experiencing financial difficulties. These loans, while not severe enough to be classified as potential problem loans, are subject to constant management attention and their classification is reviewed quarterly.

      While the Company considers the allowance for loan and lease losses to be adequate at December 31, 1994, it is uncertain to what extent an economic recovery will materialize in the region. Therefore, given this uncertainty, the Company can give no assurance that it will not experience an increase in nonperforming assets in the future.

                  SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

      This table summarizes the Company's loan and lease loss experience for the years ended December 31, 1994, 1993, 1992, 1991 and 1990.

Year Ended December 31 (Dollars in thousands)        1994     1993     1992     1991     1990


Allowance for loan and lease losses, beginning
 of year                                             $7,357   $7,909   $6,957   $5,122   $2,787
Allowance of acquired subsidiaries                        -       13        -        -      393
Allowance acquired through regulatory-assisted
 transactions                                             -        -      350      167        -
Loans charged-off:
  Real estate (1)                                       598    1,810    1,499    1,174    1,227
  Commercial, financial and agricultural                379    1,758      678      660      171
  Consumer and other                                    195      336      346      413      715

      Total loans charged-off                         1,172    3,904    2,523    2,247    2,113

Recoveries on amounts previously charged-off:
  Real estate (1)                                       169      209       84       35        -
  Commercial, financial and agricultural                144       78       47        4        -
  Consumer and other                                    102       82       83       46       50

      Total recoveries                                  415      369      214       85       50

Net loans charged-off                                   757    3,535    2,309    2,162    2,063
Provision for loan and lease losses (2)                 425    2,970    2,911    3,830    4,005

Allowance for loan and lease losses, end of year     $7,025   $7,357   $7,909   $6,957   $5,122

Net loans charged-off to average loans outstanding      0.1%     0.7%     0.5%     0.4%     0.4%

<F1>  Includes residential, construction and commercial real estate loans.
<F2>  The amount charged to operations and the related balance in the allowance for loan losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan and lease loss experience, and management's estimation of future potential losses.

                ALLOWANCE FOR LOAN AND LEASE LOSS ALLOCATION

      This table shows an allocation of the allowance for loan and lease losses as of December 31, 1994, 1993, 1992, 1991 and 1990.

December 31                    1994                 1993                 1992                 1991                 1990
                        ------------------   ------------------   ------------------   ------------------   -------------------
(Dollars in thousands)            Percent              Percent              Percent              Percent               Percent
                                  of Loans             of Loans             of Loans             of Loans              of Loans
                                  in Each              in Each              in Each              in Each               in Each
                                  Category             Category             Category             Category              Category
                                  to Total             to Total             to Total             to Total              to Total
                         Amount   Loans      Amount    Loans      Amount    Loans      Amount    Loans       Amount    Loans

Real estate              $3,530    82.45%    $2,963     84.50%  $1,706      82.92%     $1,602     82.08%     $  625     82.36%
Commercial, financial,
 and agricultural         1,322    11.13      2,035     10.22    2,679      11.47       1,612     12.39       1,725     11.57

Consumer and other          300     6.42        274      5.28      306       5.61         435      5.53         511      6.07
Unallocated               1,873               2,085              3,218                  3,308                 2,261
                         $7,025   100.00%    $7,357    100.00%  $7,909     100.00%     $6,957    100.00%     $5,122    100.00%




                                  DEPOSITS

      The average daily amount of deposits and of rates paid on such deposits is summarized for the periods indicated in the following table:

Year Ended December 31 (Dollars in thousands)         1994                1993                1992
                                               Amount      Rate    Amount      Rate    Amount      Rate

Noninterest bearing demand deposits            $ 36,656       -%   $ 27,920        -%  $ 24,491       -%
Regular savings deposits                        113,397    2.65     116,475    2.81     110,078    3.98
NOW & money market deposits                     185,115    2.23     188,733    2.61     172,984    3.72
Time deposits                                   210,178    4.54     225,126    4.79     263,810    5.75

      Total                                    $545,346    3.06%   $558,254    3.40%   $571,363    4.75%

      Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1994, are summarized as follows:

                                      Time         Other
                                  Certificates     Time
                                 of Deposits(1)    Deposits    Total
                                             (In thousands)

      3 months or less               $1,170        $ 4,459     $ 5,629
      Over 3 through 6 months           737          6,396       7,133
      Over 6 through 12 months          292          7,884       8,176
      Over 12 months                  2,482          4,724       7,206
                 Total               $4,681        $23,463     $28,144

<F1>   Time deposits with a minimum required balance of $100,000.


                         RETURN ON EQUITY AND ASSETS

      The following table shows consolidated operating and capital ratios of the Company for the periods indicated:

Year Ended December 31                        1994     1993     1992

Return on:
  Average total assets                         0.68%    0.71%    0.52%
  Average total shareholders' equity           6.77     6.34     4.92
  Average common shareholders' equity          7.10     6.66     5.18
  Average total shareholders' equity to
   average total assets ratio                  9.98    11.25    10.68
  Common dividend payout ratio (1)            62.22    52.42    58.70

<F1>  The common dividend payout ratios for 1993 and 1992 have been restated
      to reflect the Company's 5% common stock dividend declared on December 12, 1994.



                            SHORT-TERM BORROWINGS

      The following t able shows various information on short-term borrowings front he Federal Home Loan Bank of Boston (FHLBB):


      December 31 (In thousands)                   1994       1993

      3.48% (fixed rate) due January, 1994         $     -    $10,000
      3.54% (variable rate) due January, 1994            -     10,000
      3.38% (fixed rate) due March, 1994                 -     26,600
      5.90% (fixed rate) due January, 1995          50,000          -
      6.39% (fixed rate) Due March, 1995            10,000          -
      6.65% (variable rate) due daily               32,000          -
                                                   $92,000    $46,600

      CFX BANK has an available line of credit with the FHLBB at an interest rate that adjusts daily. Borrowings under the line are limited to 2% of CFX BANK's total assets. All borrowings from the FHLBB are secured by a blanket lien on certain qualified collateral, defined principally as 90% of the fair value of U.S. Government and federal agency obligations and 75% of the carrying value of first mortgage loans on owner-occupied residential property. The maximum amount of short-term advances from the FHLBB at any month-end during the twelve months ended December 31, 1994 and 1993 were $114,216,000 and $104,614,000, respectively. The approximate average short-term advances from FHLBB for the twelve months ending December 31, 1994 and 1993 were $94,759,000 and $72,620,000, respectively with weighted average interest costs of 4.57% and 3.10%, respectively. There were no advances from the FHLBB by CFX BANK during 1992.