Form 10-K/A
period 1994-12-31
CFX CORP
filed 1995-05-03
CIK 800042

FORM 10-K\A
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

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

                         YES  XX   NO
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on May 1, 1995, was $87,502,000. The foregoing figure does not reflect the registrant's Series A Preferred Stock which has no established trading market. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of May 1, 1995, 4,698,084 shares of the registrant's common stock were issued and outstanding.

This Amendment No. 1 is made only for purposes of filing the Financial Data Schedule required by Item 601(c) of Regulation S-K.


                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report:

     (1)  Financial Statements

     The financial statements listed below were initially incorporated by reference in the Form 10-K filed by the Company on March 31, 1995 from the Annual Report to Shareholders for the year ended December 31, 1994 at Item 8. Page references are to such Annual Report.

               FINANCIAL STATEMENTS                         PAGE
                                                         REFERENCES

     Consolidated Balance Sheets                              30
     Consolidated Statements of Income                        31
     Consolidated Statements of Shareholders' Equity          32
     Consolidated Statements of Cash Flows                    33
     Notes to Consolidated Financial Statements              34-63
     Reports of Independent Auditors                          65

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

(c)  Exhibits


     The exhibits listed below were filed with the Form 10-k filed by the Company on March 31, 1995 or were incorporated therein by reference to other filings.


     EXHIBIT                           DESCRIPTION
     NUMBER


        *3 Articles of Incorporation and By-Laws of CFX CORPORATION, as amended.

    **10.1          CFX CORPORATION Retirement Plan.

    **10.2          1992 CFX CORPORATION Profit Sharing/Bonus Plan.

    **10.3          CFX CORPORATION 401(k) Plan.

   ***10.4          1986 CFX CORPORATION Stock Option Plan.

  ****10.5          CFX CORPORATION 1992 Employee Stock Purchase Plan.


   EXHIBIT                      DESCRIPTION
   NUMBER

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

    **10.8 Change of Control Agreement dated December 31, 1992 between CFX CORPORATION and John F. Foley.

    **10.9 Change of Control Agreement dated December 31, 1992 between CFX CORPORATION and Mark A. Gavin.

******10.10         Change of Control Agreement dated August 4, 1993 between
                    CFX CORPORATION and Daniel J. LaPlante.

******10.11         Employment Agreement dated September 1, 1993 between CFX
                    CORPORATION and Paul D. Spiess.

    +10.12 Change of Control Agreement dated March 30, 1994 between CFX CORPORATION and William J. McIver.

*****10.13          Change of Control Agreement dated June 5, 1991 between
                    CFX BANK and William H. Dennison.

*****10.14          Change of Control Agreement dated June 5, 1991 between
                    CFX BANK and Peter T. Whittemore.

*****10.15          Change of Control Agreement dated June 5, 1991 between
                    CFX BANK and Wayne R. Gordon.

******10.16         Employment Agreement dated September 1, 1993 between CFX
                    MORTGAGE,INC. and Paul T. Pouliot.

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

   **10.18 Lease dated October 16, 1991 by and between Market Basket, Inc. and CFX BANK.

******10.19         Lease dated May 11, 1993 by and between Cheshire Oil
                    Company, Inc. and CFX BANK.

******10.20         Lease dated April 14, 1993 by and between Arnold S. Katz
                    and Blair J. Finnegan, Trustees of Commerce Center Trust, and CFX MORTGAGE, INC.

******10.21         Lease dated September 15, 1993 by and between Bedford
                    Farms Limited Partnership and CFX MORTGAGE, INC.

    +10.22 Assignment dated September 30, 1994 by and between Fleet Bank, NH and CFX BANK of the lease dated as of November 9, 1987 by and between Fleet Bank, NH and Philip C. Haughey and Andrew J. McCarthy, as Successor Trustees of the St. John Realty Trust.


   EXHIBIT                            DESCRIPTION
   NUMBER

       +13 CFX CORPORATION Annual Report to Shareholders for fiscal year ended December 31, 1994.

       +21          Subsidiaries-Reference is made to Item 1.

     +23.1          Consent of Wolf & Company, P.C.

     +23.2          Consent of Ernst & Young LLP.

        27          Financial Data Schedule - Reference is made to Item 14(d)



+     Previously filed with Form 10-K.
* Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 of CFX CORPORATION No. 33-56875 effective in 1994.
** Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX CORPORATION for the year ended December 31, 1992.
*** Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX CORPORATION No. 33-17071 effective in 1987.
**** Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX CORPORATION No. 33-52598 effective in 1992.
***** Incorporated herein by reference to the Exhibits to the Annual Report on
      Form 10-K of CFX CORPORATION for the year ended December 31, 1991. ******Incorporated herein by reference to the Exhibits to the Annual Report on
      Form 10-K of CFX CORPORATION for the year ended December 31, 1993.

(d)   Financial Statement Schedules

      Schedules to the Consolidated Financial Statements required by Article 9 of Regulation S-X are filed as a separate exhibit to this report.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CFX  CORPORATION



Date:  May 3, 1995            By:/s/ MARK A. GAVIN