Form 10-Q
period 1995-03-31
CFX CORP
filed 1995-05-15
CIK 800042

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the quarter period ended           March 31, 1995


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES   [XX]    NO   [  ]

The number of shares outstanding of each of the issuer's classes of common stock, $1.00 par value per share, as of March 31, 1995 was 3,895,152.






                       CFX CORPORATION AND SUBSIDIARY


                                    INDEX




PART I   FINANCIAL INFORMATION                                            Page

Item 1   Financial Statements:

         Consolidated Balance Sheets -- March 31, 1995
         and December 31, 1994                                             1

         Consolidated Statements of Income -- Three
         months ended March 31, 1995 and 1994                              2

         Consolidated Statement of Shareholders' Equity -- Three
         months ended March 31, 1995                                       3

         Consolidated Statements of Cash Flows -- Three
         months ended March 31, 1995 and 1994                              4

         Notes to Consolidated Financial Statements --
         March 31, 1995                                                    5

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                                21

Item 2   Changes in Securities                                            21

Item 3   Defaults upon Senior Securities                                  21

Item 4   Submission of Matters to a Vote of Security Holders              21

Item 5   Other Information                                                21

Item 6   Exhibits and Reports on Form 8-K                                 21

         SIGNATURES                                                       22




                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
                        Item 1 - Financial Statements
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                   March 31,     December 31,
(In thousands, except per share data)                              1995          1994

Assets
  Cash and due from banks                                          $ 17,198      $ 18,832
  Interest bearing deposits with other banks                          1,545         2,663
  Federal Home Loan Bank of Boston stock                              6,471         6,471
  Trading securities                                                 16,410           236
  Securities available for sale                                       3,389         4,358
  Securities held to maturity                                       108,286       109,531
  Mortgage loans held for sale                                        8,059         8,295
  Loans and leases                                                  574,499       569,980
    Less allowance for loan and lease losses                          6,999         7,025
      Net Loans and Leases                                          567,500       562,955
  Premises and equipment                                             13,644        13,643
  Mortgage servicing rights                                           4,129         4,207
  Goodwill and deposit base intangibles                              10,204        10,387
  Foreclosed real estate                                                907           906
  Other assets                                                       22,406        13,452
                                                                   $780,148      $755,936

Liabilities and Shareholders' Equity
  Deposits:
    Interest bearing                                               $567,621      $513,864
    Noninterest bearing                                              38,614        37,675
      Total Deposits                                                606,235       551,539
  Short-term borrowed funds                                          26,914        27,316
  Advances from Federal Home Loan Bank of Boston                     55,688        92,201
  Other liabilities                                                  12,733         6,752
      Total Liabilities                                             701,570       677,808

Shareholders' Equity
  Preferred stock, 7.5% Series A Cumulative Convertible, par
   value $1.00 per share-issued and outstanding 192,769 shares          193           193
  Common stock, par value $1.00 per share-authorized
   15,000,000 shares, issued 4,472,417 shares at March 31,
   1995 and 4,469,876 shares at December 31, 1994                     4,473         4,470
  Paid-in capital                                                    63,312        63,279
  Retained earnings                                                  18,216        17,858
  Net unrealized losses on securities available for sale, after
   tax effects                                                         (418)         (474)
  Cost of 577,265 shares of common stock in treasury                 (7,198)       (7,198)
      Total Shareholders' Equity                                     78,578        78,128
                                                                   $780,148      $755,936
Number of common shares outstanding (thousands)                       3,895         3,893
Common shareholders' equity per share                              $  19.26      $  19.15

See accompanying notes to unaudited consolidated financial statements.



                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
                        Item 1 - Financial Statements
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                   Three Months
                                                                       Ended
                                                                     March 31,
                                                               ----------------------
(In thousands, except per share data)                          1995          1994

Interest and dividend income:
  Interest on loans and leases                                 $ 11,876      $  9,498
  Interest on investment securities:
    Taxable                                                       1,352         1,452
    Tax exempt                                                      255           127
                                                                  1,607         1,579
  Interest and dividends on trading securities                       61           706
  Dividends on marketable equity securities                           3            37
  Other                                                             171           105
      Total Interest and Dividend Income                         13,718        11,925
Interest expense:
  Interest on deposits                                            5,333         4,096
  Interest on borrowings:
    Short-term                                                    1,385           841
    Long-term                                                         3             3
         Total Interest Expense                                   6,721         4,940
         Net Interest and Dividend Income                         6,997         6,985
Provision for loan and lease losses                                 180             -
         Net Interest and Dividend Income After
          Provision for Loan and Lease Losses                     6,817         6,985
Other income:
  Service charges on deposit accounts                               522           366
  Loan servicing fees                                               427           357
  Net gains (losses) on trading securities                          224          (441)
  Net gains on sales of loans                                        12           327
  Leasing activities                                                510            42
  Other                                                             317           311
                                                                  2,012           962
Other expense:
  Salaries and employee benefits                                  3,280         2,927
  Occupancy                                                         460           469
  Equipment                                                         469           418
  Operation of foreclosed real estate                                25            70
  FDIC deposit insurance                                            319           302
  Goodwill and deposit base intangible amortization                 183           183
  Other                                                           1,987         1,750
                                                                  6,723         6,119
      Income Before Income Taxes                                  2,106         1,828
Income taxes                                                        785           715
      Net Income                                                  1,321         1,113
Preferred stock dividends                                            67            67
      Net Income Available to Common Stock                     $  1,254      $  1,046
Weighted average common shares outstanding (thousands)            3,895         3,847
Earnings per common share                                      $    .32      $    .28

See accompanying notes to unaudited financial statements.



                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
                        Item 1 - Financial Statements
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                                                  Net
                                                                               Unrealized
                                                                                Losses on
                                                                               Securities
                                 Preferred    Common    Paid-in    Retained    Available    Treasury
(In thousands)                     Stock      Stock     Capital    Earnings     For Sale     Stock       Total

Balance at December 31, 1994       $193       $4,470    $63,279    $17,858       $(474)     $(7,198)    $78,128

  Net income                          -            -          -      1,321           -            -       1,321
  Common cash dividend
   declared-$.23 per share            -            -          -       (896)          -            -        (896)
  Preferred cash dividend
   declared-$.346875 per share        -            -          -        (67)          -            -         (67)
  Issuance of common stock under
   stock option plan                  -            -          1          -           -            -           1
  Issuance of common stock
   under employee stock
   purchase plan                      -            3         32          -           -            -          35
  Decrease in net unrealized
   losses on securities
   available for sale                 -            -          -          -          56            -          56

Balance at March 31, 1995          $193       $4,473    $63,312    $18,216       $(418)     $(7,198)    $78,578

See accompanying notes to unaudited consolidated financial statements.



                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
                        Item 1 - Financial Statements
             CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                           Three Months
                                                                           Ended
                                                                           March 31,
(In thousands)                                                             1995         1994

Operating Activities
  Net income                                                               $ 1,321      $ 1,113
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                              719          700
    Provision for loan and lease losses                                        180            -
    Provision for foreclosed real estate losses                                  3           51
    Loans originated and acquired for sale                                 (18,281)     (52,695)
    Principal balance of loans sold                                         18,517       60,110
    Net loss (gain) on sale of foreclosed real estate                           11          (14)
    Net deferred income tax                                                    840           22
    Net increase in trading securities                                     (16,174)      (6,912)
    Other                                                                   (3,860)      (1,105)
      Net Cash Provided  by Operating Activities                           (16,724)       1,270

Investing Activities
  Proceeds from sale and maturities of securities available for sale         1,011        1,318
  Purchase of securities available for sale                                      -          (36)
  Proceeds from maturities of securities held to maturity                    2,248        7,516
  Purchase of securities held to maturity                                   (1,000)      (7,206)
  Proceeds from the sale of, or payments on,  foreclosed real estate           382          353
  Purchase of Federal Home Loan Bank of Boston stock                             -       (1,588)
  Net decrease (increase) in interest bearing deposits with other banks      1,118       (4,256)
  Net increase in loans and leases                                          (5,117)     (16,551)
  Purchases of premises and equipment                                         (429)        (529)
      Net Cash Used by Investing Activities                                 (1,787)     (20,979)

Financing Activities
  Net decrease in noninterest bearing deposits and savings accounts        (19,153)      (1,644)
  Net increase (decrease) in time certificates of deposit                   73,849      (10,076)
  Net decrease in short-term borrowings                                       (402)     (13,912)
  Net increase (decrease) in short-term advances from the
   Federal Home Loan Bank of Boston                                        (36,513)      42,964
  Common cash dividends paid                                                  (873)        (744)
  Preferred cash dividends paid                                                (67)         (67)
  Proceeds from the issuance of common stock under employee
   stock purchase plan                                                          35           41
  Proceeds from common stock under stock option plan                             1          118
      Net Cash Provided (Used) by Financing Activities                      16,877       16,680
      Decrease in Cash and Cash Equivalents                                 (1,634)      (3,029)
Cash and cash equivalents at beginning of period                            18,832       16,676
      Cash and Cash Equivalents at End of Period                           $17,198      $13,647

Supplementary Information:
  Interest paid on deposit accounts                                        $ 4,699      $ 4,170
  Interest paid on borrowed funds                                            1,269          701
  Income taxes paid                                                              -          104
  Net increase in due to broker                                                  -       20,692
  Transfers from loans to foreclosed real estate                               365            -

See accompanying notes to unaudited consolidated financial statements.



                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
                        Item 1 - Financial Statements
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               March 31, 1995


Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX CORPORATION (the Company) annual report on Form 10-K for the year ended December 31, 1994.

Certain amounts have been reclassified in the 1994 unaudited consolidated financial statements to conform to the 1995 presentation.

Note B-Investment Securities

Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and reflected at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading securities" and reflected on the balance sheet at fair value, with unrealized gains and losses included in earnings (see Note C). Investments not classified as either of the above are classified as "available for sale" and reflected on the balance sheet at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity.

For all periods presented, purchase premiums and discounts are amortized to earnings by a method which approximates the interest method over the terms of the investments. Declines in the value of investments that are deemed to be other than temporary are reflected in earnings when identified. Gains and losses on disposition of investments are computed by the specific identification method.

Note C-Trading Securities

Trading securities consist of marketable equity securities and debt securities which the Company intends to trade in the near future. Trading positions are taken to benefit from short-term movements in market prices. Trading securities are stated at fair value. Changes in fair value are reflected in trading gains and losses within the consolidated statement of income. Gains and losses on trading securities sold are computed by the specific identification method.

Note D-Financial Instruments

The Company uses certain financial instruments in managing the interest rate risk included in the consolidated balance sheet. Futures and options contracts are used explicitly for hedge purposes and are not undertaken for speculation. The Company's intent and general practice is to liquidate (offset) futures and options contract obligations before stated exercise or delivery dates through established market transactions. The Company does not generally intend to deliver or receive the securities underlying its futures and options contracts, but may execute delivery or receipt if it is financially prudent to do so. The specific financial instruments used are described below:

*     Interest Rate Exchange Agreements:

      Interest rate exchange agreements (swaps) designated as hedges against future fluctuations in the interest rates of specifically identified assets or liabilities are accounted for on the same basis as the underlying asset or liability. Accordingly, interest rate swaps designated as hedges against floating rate loan portfolios (carried at historical cost) are reflected at cost. Interest rate swaps which hedge the Company's trading securities portfolio (carried at fair value) are marked to fair value through the consolidated statement of income.

*     Financial Futures Contracts:

      Interest rate futures contracts are entered into by the Company as hedges against interest rate risk in its trading securities portfolio. These instruments are marked to fair value with changes in value recorded through the consolidated statement of income.

*     Financial Option Contracts:

      Option premiums paid or received and designated as hedges against future fluctuations in the interest rates of specifically identified assets or liabilities are accounted for on the same basis as the underlying asset or liability. Options contracts which hedge the Company's trading securities portfolio (carried at fair value) are marked to fair value through the consolidated statement of income.

The detail on the specific financial instruments used is as follows:


      Interest Rate Exchange Agreements

      Commencing in 1993, the Company entered into agreements to exchange interest rate cash flows with approved counterparties. Swap agreements outstanding at March 31, 1995 are as follows:


Assets                Interest            Interest            Notional    Maturity    Unrealized
Hedged                Received            Paid                Amount      Date        Loss
(In thousands)

Mortgage loans        Fixed - 4.37% (1)   Variable -          $25,000     11/23/96    $(622)
 held in portfolio                        6 mo. LIBOR
                                          (Rate: 6.3125%)(1)

<F1>  The contract can be terminated by counterparty in May 1995. If the contract is not terminated in May 1995, the interest received from the counterparty increases to 5.5% for the remaining term.

The effect of this swap agreement is to lengthen the repricing period of certain variable-rate mortgage loans.

      Financial Option Contracts

      The Company uses financial options to hedge interest rate exposure generally on secondary mortgage market operations mortgage loans held for sale. At March 31, 1995, the Company held put options (the option to sell securities at a stated price within a specified term) on 30-year Treasuries totaling $4 million (unrealized loss of $18,000) extending through June 1995 for mortgage loans held for sale.

Net gains (losses) on trading securities, included separately in the consolidated statements of income, are summarized as follows:

       Three Months Ended March 31 (In thousands)            1995      1994

       Mortgage-backed securities                            $  -      $(1,935)
       Other debt securities                                    -            1
       Equity securities                                      224          (18)
       Futures, options and swaps                               -        1,511
                                                             $224      $  (441)

The following table provides a rollforward of the notional amounts on each type of financial instrument used by the Company to manage interest rate risk for the periods indicated:

                                            Interest       Financial
                                            Rate           Option
                                            Exchange       Contracts
(In thousands)                              Agreements     (Long Position)

Balance at December 31, 1994                $25,000        $  6,000

Contracts:
  New                                             -          16,000
  Terminated                                      -         (12,000)
  Expired                                         -          (6,000)

Balance at March 31, 1995                   $25,000        $  4,000

Derivative instruments are monitored continually to assess market price changes. On an at least monthly basis, rate change analyses are done in order to assess potential market risk in changing interest rate environments. When the price volatility of derivative instruments varies from the price volatility of assets being hedged, positions are adjusted to maintain an appropriate match.

The Company includes all off-balance sheet and derivative positions in its analysis of interest rate risk. Increases and decreases of both 100 and 200 basis points are analyzed in order to determine expectable changes in earnings and market values. Volatility in these analyses is maintained within policy guidelines.

Note E-Accounting Change and Reclassification

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan". The Statement defines an impaired loan as a loan for which it is probable that the lender will not be able to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan is required to be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's loans which have been identified as impaired loans are maintained on nonaccrual status whereby interest income is recognized only when received.

The Statement is applicable to all creditors and to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value. Accordingly, the Company has not applied SFAS No. 114 to its consumer loans which are collectively evaluated for impairment. The Company does not presently have any loans that are measured at fair value or the lower of cost or fair value.

SFAS No. 114 also limits the classification of loans as in-substance foreclosures to situations where the creditor actually receives physical possession of the debtor's assets. Accordingly, on January 1, 1995, the Company transferred 798,000 in loans previously classified as in-substance foreclosures and $131,000 of the valuation allowance for foreclosed real estate losses to non-performing loans. These amounts were also retroactively reclassified in the December 31, 1994 balance sheet to conform with the current presentation.

The adoption of SFAS No. 114 had no significant effect on the Company's assessment of the overall adequacy of the allowance for loan and lease losses.

At March 31, 1995, loans totaling $3,137,000 have been identified as impaired.

Note F-Acquisitions

On April 28, 1995, the Company purchased Orange Savings Bank, a Massachusetts-chartered savings bank, headquartered in Orange, Massachusetts. The acquisition is anticipated to be accounted for as a pooling-of-interests.

Each of Orange's 724,412 outstanding shares of common stock was converted into .8075 shares of the Company's common stock, resulting in the issuance of 584,963 shares of the Company's common stock to Orange shareholders. In addition, the holders of the outstanding Orange stock options (representing the right to purchase 81,049 shares of Orange common stock) will receive options to purchase 65,447 shares of CFX common stock in exchange.

The Pro forma financial statements reflecting the acquisition of Orange Savings Bank for the period presented within the Form 10Q are included as
Exhibit 99.2.


                       CFX CORPORATION AND SUBSIDIARY
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                               March 31, 1995


General

All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX CORPORATION (previously named Cheshire Financial Corporation) is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiary is CFX BANK (the Bank), headquartered in Keene, New Hampshire. CFX BANK is the new name of the unified bank resulting from the 1993 mergers of the Company's three wholly-owned subsidiary banks (Cheshire County Savings Bank, The Monadnock Bank, and The Valley Bank).

The Bank's direct subsidiaries, both of which are wholly-owned, are CFX CAPITAL SYSTEMS, INC. (CFX CAPITAL) and CFX FINANCIAL SERVICES, INC. (CFX FINANCIAL). CFX CAPITAL's wholly-owned subsidiary is CFX MORTGAGE, INC. which engages in mortgage banking. CFX FINANCIAL owns 51% of CFX FUNDING L.L.C., which engages in the facilitation of lease financing and securitization.

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

Financial Condition

Loans and Leases

The table below sets forth the composition of the Company's loan portfolio at the dates indicated:

                                                            March 31,                 December 31,
      (In thousands)                                        1995                      1994
                                                                         % of                     % of
                                                            Balances     Portfolio    Balances    Portfolio

      Real estate:
        Residential                                         $377,507      65.71%      $379,491     66.58%
        Construction                                           6,464       1.12          7,761      1.36
        Commercial                                            85,459      14.88         82,825     14.53
      Commercial, financial, and agricultural                 51,047       8.89         48,020      8.42
      Warehouse lines of credit to leasing companies          11,314       1.97         15,339      2.69
      Consumer and other                                      42,708       7.43         36,544      6.42
                                                             574,499     100.00%       569,980    100.00%
      Less: Allowance for loan and lease losses                6,999                     7,025
            Net loans                                       $567,500                  $562,955

Total loans and leases were $574,499,000, or 74% of total assets, at March 31, 1995, compared with $569,980,000, or 75% of total assets, at December 31, 1994.

Total loans and leases have increased by $4,519,000 since December 31, 1994, primarily due to increased capacity in commercial lending and increased focus on consumer finance activities.

In January 1995, CFX FUNDING completed the facilitation of its first lease portfolio securitization. Leases securitized in January 1995 totaled approximately $14,900,000 with outstanding loan balances of approximately $13,654,000.

Risk Elements

Nonperforming assets are evaluated quarterly by management to ensure proper classification and to confirm that the recorded carrying value of the assets are reasonable and in accordance with generally accepted accounting principles, regulatory requirements, and the Company's policies. Loans are placed on nonaccrual status when management determines that significant doubt exists as to the collectibility of principal or interest on a loan. Moreover, loans past due 90 days or more as to principal or interest are placed on nonaccrual status.

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:

                                                          March 31,   December 31,
      (In thousands)                                      1995        1994(1)

      Nonaccrual (nonperforming) loans                    $7,143      $7,203
      Foreclosed real estate                               1,036       1,100
      Valuation allowance on foreclosed real estate         (129)       (194)
            Total nonperforming loans                     $8,050      $8,109
      Nonperforming loans as a percent of total
       loans and leases                                     1.24%       1.26%
      Nonperforming assets as a percent
       of total assets                                      1.03%       1.07%

<F1>  As reclassified to conform with the adoption of SFAS No. 114,
      "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. See Note E to the unaudited consolidated financial statements.

The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:


(Dollars in thousands)                                March 31, 1995           December 31, 1994
                                                                  % of                      % of
                                                      Balances    Portfolio    Balances     Portfolio

Nonperforming loans:
  Real estate:
    Residential                                       $4,457       62.4%       $4,379        60.8%
    Commercial                                         1,608       22.5         1,799        25.0
  Commercial, financial, and agricultural              1,054       14.8         1,007        13.9
  Consumer and other                                      24         .3            18          .3
                                                       7,143      100.0%        7,203       100.0%
Foreclosed real estate and
 in-substance foreclosures:
  Residential                                            642       70.8%          418        46.1%
  Construction                                           182       20.1           330        36.4
  Commercial                                             212       23.3           352        38.9
  Valuation allowance                                   (129)     (14.2)         (194)      (21.4)
                                                         907      100.0%          906       100.0%

      Total nonperforming assets                      $8,050                   $8,109

The following table provides a rollforward of the Company's foreclosed real estate and in-substance foreclosures for the periods indicated:

Three months Ended March 31,  (In thousands)              1995       1994


Balance at beginning of period                            $1,573     $3,353
Reclassification, net, to non-performing loans
 to reflect adoption of SFAS No. 114                        (667)    (1,694)
Balance at beginning of period, as reclassified              906      1,659
Additions                                                    365        100
Provision for losses                                          (3)       (51)
Pay-offs/sales/other                                        (361)      (371)
Balance at end of period                                  $  907     $1,337

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained through charges to earnings. Loan and lease losses recognized, and recoveries received, are charged or credited directly to the allowance. The Company's management determines the level of the allowance for loan and lease losses based upon a review of the Company's loan and lease portfolio. This review identifies specific problem loans and leases requiring allocations of the allowance and also estimates an allocation for potential loan and lease losses based on current economic conditions and historical experience.

Changes in the allowance for loan and lease losses are as follows:

      Three Months Ended March 31, (In thousands)        1995       1994

      Balance at beginning of period                     $7,025     $7,357
      Provision for loan and lease losses                   180          -
      Loans charged-off                                    (275)       (52)
      Recoveries of loans previously charged-off             69         85

      Balance at end of period                           $6,999     $7,390
      Allowance for loan and lease losses
       as a percent of total loans and leases              1.22%      1.53%

      Allowance for loan and lease losses as a
       percent of total nonperforming loans               97.98%     99.89%

Management considers the allowance for loan and lease losses to be adequate in view of its evaluation of the Company's loan and lease portfolio, the level of nonperforming loans and leases, current economic conditions and historical experience with loan and lease losses.

Trading and Investment Securities

Included in the trading portfolio for 1994 was the Company's wholesale leverage program. The Company began this program in October 1993 and authorized $100 million to be invested in the program. The objective of this program was to enhance the Company's earnings and return on equity through leveraging the balance sheet. However, as a result of significant loan growth experienced in 1994, and anticipated loan growth in the future, the wholesale leverage program was completely liquidated as of October 31, 1994. In addition, management does not anticipate using this program in the foreseeable future.

The program involved the purchasing of federal agency mortgage pass-through securities, investment grade asset-backed securities, and investment grade short-term commercial paper. The funding of these purchases was from short-term repurchase agreements and Federal Home Loan Bank of Boston advances.

The intent of this program was to take advantage of market mispricing, primarily based on option adjusted spread differentials. Fundamental to the conduct of the activities was the minimization of credit risk and interest rate risk. Credit risk was controlled by purchasing federal agency mortgage pass-through securities, investment grade asset-backed securities, and investment grade short-term commercial paper. Interest rate risk was controlled through the use of hedging instruments.

The leverage program activities, along with the related hedging instruments, were considered trading, and therefore, all securities were carried at fair value. As a result, both gains or losses on sales and adjustments to fair value were recorded in the consolidated statements of income as a net gain
(loss) on trading activities.

To determine the success of these activities, the Company calculated a total return consisting of interest income and fair value changes of the investments and hedge instruments net of interest expense incurred in funding the activities. Hedge instruments, primarily including futures and options contracts and interest rate swap agreements, were used to produce a net asset duration of six months or less. Settled positions were funded with borrowings of similar duration to the net asset duration.

The following table illustrates the results of this program for the period indicated:

      Three Months Ended March 31, (In thousands)                1994

      Interest income                                            $   698
      Interest expense                                               423
      Net interest income                                            275
      Fair value change                                             (423)
      Total return                                               $  (148)

      Average investment                                         $81,428
      Percentage return on average investment (annualized)         (0.72%)

Deposits and Borrowed Funds

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:

      Three Months Ended March 31,                   1995                   1994
      (In thousands)                                 Amount       Rates     Amount     Rates


      Noninterest bearing demand deposits            $ 43,566        -      $ 25,874      -
      Regular savings deposits                        102,549     2.96%      113,375   2.48%
      NOW & money market deposits                     166,202     2.11       186,035   2.26
      Time deposits                                   242,832     5.21       210,517   4.52
         Total Retail                                 555,149     3.46       535,801   3.09
      Brokered time deposits                           39,467     6.16         1,760   4.47
         Total Deposits                              $594,616     3.11%     $537,561   3.09%

As interest rates declined during 1992 and 1993 periods, CFX customers became very sensitive to the low interest rate environment and were unwilling to commit their funds long-term. Therefore, the Company experienced a shift in deposits from longer-term fixed rate deposits to shorter-term variable rate deposits (savings, NOW, and money market accounts). In addition, and as a result of the low interest rate environment in 1993, CFX experienced the migration of individual depositors to alternative instruments (stock & bond market, annuities, and mutual funds). However, the rising interest rate environment in 1994 caused some instability with stocks, bonds, and mutual funds, and therefore has allowed deposits to stabilize. Moreover, with certificate of deposit rates beginning to rise in the fourth quarter of 1994, depositors have begun to commit funds for longer-terms continuing through the first quarter of 1995.

Shareholders' Equity

The following table summarizes shareholders' equity at the dates indicated:

                                                        March 31,              December 31,
      (In thousands, except per share data)             1995                   1994
                                                        Amount     Shares(1)   Amount    Shares(1)

      Common shareholders' equity                       $75,012    3,895       $74,562    3,893
      Preferred shareholders' equity                      3,566      213         3,566      213
            Total shareholders' equity                  $78,578    4,108       $78,128    4,106

      Common shareholders' equity per share             $ 19.26                $ 19.15
      Preferred shareholders' equity per share          $ 16.74                $ 16.74
      Shareholders' equity per share, assuming
       conversion of all preferred shares to common     $ 19.13                $ 19.03


Shareholders' equity increased by $450,000 as of March 31, 1995 from $78,128,000 at December 31, 1994 to $78,578,000 at March 31, 1995. The
increase was due to $1,321,000 in net income, issuance of $35,000 in common stock under the employee stock purchase plan, issuance of $1,000 in common stock under the stock option plan, a $56,000 decrease in net unrealized losses on securities available for sale and $896,000 and $67,000 in common and preferred cash dividends, respectively.

<F1>  Reflects 192,769 preferred shares outstanding, as adjusted for the conversion factor of 1.1025.

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these securities have been restated to a taxable-equivalent basis (using a 38.62% tax rate). The taxable-equivalent income adjustments are $161,000 and $80,000 for the three months ended March 31, 1995 and 1994, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.

Three Months Ended March 31,                   1995                             1994
                                                          Interest                         Interest
                                               Average    Income/    Yield/     Average    Income/    Yield/
(In thousands)                                 Balance    Expense    Rate       Balance    Expense    Rate

Assets
  Interest and dividend earning assets:
    Loans and leases                           $577,667   $11,876    8.34%      $491,426   $ 9,498    7.84%
    Taxable securities                          104,481     1,416    5.50        157,559     2,164    5.57
    Tax-exempt securities                        23,690       415    7.11         12,956       207    6.48
    Other                                        10,697       172    6.52         11,331       136    4.87

    Total interest earning assets               716,535    13,879    7.86        673,272    12,005    7.23
    Noninterest earning assets                   61,496                           91,134
       Total                                   $778,031                         $764,406

Liabilities and Shareholders' Equity

  Interest bearing liabilities:
    Savings deposits                           $268,751     1,616    2.44       $299,411     1,740    2.36
    Time deposits                               282,299     3,717    5.34        212,276     2,356    4.50
    Advances from Federal Home Loan
     Bank of Boston                              63,477       978    6.25         82,563       727    3.57
    Other borrowed funds                         28,929       410    5.75         19,915       117    2.38

    Total interest bearing liabilities          643,456     6,721    4.24        614,165     4,940    3.26

    Noninterest bearing liabilities:

       Demand deposits                           43,566                           25,874
       Other                                     11,686                           47,434
       Shareholders' equity                      79,323                           76,933

         Total                                 $778,031                         $764,406

      Net interest and dividend income                    $ 7,158                          $ 7,065

      Interest rate spread                                            3.62%                           3.97%
      Net interest margin                                             4.05%                           4.26%

The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.

                                                  For the Three Months Ended
                                                  March 31,
                                                  1995 vs. 1994
                                                  Increase (Decrease) Due to
(In thousands)                                    Volume     Rate      Net

Interest and dividends earned on:

  Loans and leases                                $1,761     $  617    $2,378
  Investments                                       (535)        (5)     (540)
  Other                                               (8)        44        36
      Total interest and dividend income           1,218        656     1,874

Interest paid on:

  Savings and time deposits                          678        559     1,237
  Other borrowed funds                              (127)       671       544
      Total interest expense                         551      1,230     1,781

      Change in net interest
       and dividend income                        $  667     $ (574)   $   93

Net Income & Net Income Available to Common Stock

Net income for the three months ended March 31, 1995 was $1,321,000, compared to $1,113,000 for the same period a year ago. Net income available to common stock for the three months ended March 31, 1995 was $1,254,000, or $.32 per share, compared with $1,046,000, or $.28 per share, for the corresponding period a year ago.

Earnings for the first quarter of 1995 were positively affected by higher non-interest income in 1995 compared to 1994. Total non-interest income (including trading securities transactions) increased in 1995 by $1,050,000 to $2,012,000. Partially offsetting this increase was an increase in total operating expenses of $604,000.

Net Interest Income

Taxable-equivalent net interest income was $7,158,000 for the three months ended March 31, 1995, compared to $7,065,000 for the same period a year ago. The increase in net interest income in 1995 was principally due to higher average interest earning assets, offset by lower interest rate spread in the 1995 period.

The increase in average interest earning assets resulted principally in loans and leases (see Financial Condition - Loans and Lease section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread and net interest margin in 1995 declined from the 1994 levels principally as a result of increases in the cost of deposits and borrowed funds and the relatively low interest rates (teaser rates) offered on newly originated adjustable rate mortgage loans generated over the last nine months. In addition to interest rates paid for certificates of deposit increasing over the last six months, the Company's deposit customers have shifted funds from variable rate deposits (savings, NOW, and money market accounts) to the higher rate certificate accounts.

Stable short-term interest rates are having, and are anticipated over the near term to continue to have, a favorable impact on the Company's interest rate spread and net interest margin due to interest earning assets repricing more rapidly than interest bearing liabilities. This expectation is based on the fact that short-term interest rates have risen substantially over the past twelve months and that the Company's portfolio of residential mortgages consists predominantly of adjustable rate mortgages (most of which bear interest at rates based on one-year Treasury securities with the balance at rates based on three-and five-year Treasury securities). However, there can be no assurance that this favorable impact will continue. Moreover, if short-term interest rates move significantly higher over the next twelve months, the 200 basis point annual adjustment caps contained in the Company's adjustable rate mortgages, coupled with the absence of similar limitations on the repricing of liabilities, could cause the Company's interest rate spread and net interest margin to contract.

Provision for Loan and Lease Losses

The amount of provision for loan and lease losses is determined by management through its periodic search review of the Bank's loan portfolio. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience.

The provision for loan and lease losses for the three months ended March 31, 1995, was $180,000, compared $-0- for the same period a year ago. The higher provision for loan and lease losses in 1995 is principally the result growth in the loan portfolio.

At March 31, 1995, nonperforming loans stood at $7,143,000, or 1.24% of total loans and leases, compared to $7,203,000, or 1.26% of total loans and leases, as of December 31, 1994. The allowance for loan and lease losses as a percentage of nonperforming loans as of March 31, 1995 and December 31, 1994 amounted to 97.98% and 97.53%, respectively.

Other Income

Other income for the three months ended March 31, 1995 totaled $2,012,000 compared to $962,000 for the same period a year ago.

The net gains (losses) on trading securities between the 1995 and 1994 periods are summarized as follows:

                                          Three months
                                          Ended
                                          March 31,
(In thousands)                            1995     1994

Wholesale leverage program                $   -    $ (423)
Other trading activities                   224        (18)
                                          $224     $ (441)

For a discussion on the Company's wholesale leverage program, see the "Financial Condition" section of this Management's Discussion and Analysis.

The increase in service charges on deposit accounts is due to an increase in fees and better collection practices. The increase in loan servicing fees is from lower amortization of purchased mortgage servicing rights as a result of lower prepayment speeds on outstanding mortgage servicing. Lower gains on the sale of loans is due to lower volumes generated by the Company's mortgage banking subsidiary, CFX MORTGAGE the lower volumes are directly related to the increased interest rate environment and the corresponding lower consumer demand for loan products. The increase in other income from leasing activities is due principally to fees generated by CFX FUNDING and the amortization of deferred credits relating to an investment in lease residuals.

Other Expense

Other expense for the three months ended March 31, 1995 totaled $6,723,000 compared to $6,119,000 for the same period a year ago. The increase in other expense was primarily attributable to the increase in salaries and employees benefits, a $191,000 loss on the sale of a real estate investment property, and costs incurred in connection with the pending acquisition of Orange Savings Bank. The higher salaries and employee benefits are the result of normal salary adjustments, higher medical costs and lower salary costs deferred in CFX MORTGAGE pertaining to loan origination. In addition, contributing to the higher salary and employee benefits was an increase in capacity in both commercial and consumer lending, along with new employees hired for the de novo branch opened in Gilford, New Hampshire as of December 1993.

Income Tax

Income taxes for the three months ended March 31, 1995 were 37.27% of pretax income, compared to 39.11% of pretax income for the same period a year ago. The effective tax rate was lower in 1995 because of higher tax-exempt income.

Asset/Liability Management

The Company's primary objective regarding asset/liability management is to position the Company so that changes in interest rates do not have a material adverse impact upon forecasted net income and the net fair value of the Company. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the weighted average maturities of assets, liabilities, and off-balance sheet items (duration matching).

To measure the impact of interest rate changes, the Company utilizes a comprehensive financial planning model that recalculates the fair value of the Company assuming both instantaneous and permanent parallel shifts in the yield curve of both up and down 100 and 200 basis points, or four separate calculations. Larger increases or decreases in forecasted net income and the net market value of the Company as a result of these interest rate changes represent greater interest rate risk than do smaller increases or decreases in net fair value. In connection with these recalculations, the Company makes assumptions regarding the probable changes in cash flows of its assets, liabilities, and off-balance sheet positions that would be expected in those various interest rate environments. Accordingly, the Company adjusts the pro forma net income and net market values as it believes appropriate on the basis of historical experience and prudent business judgment. The Company endeavors to maintain a position where it experiences no material change in net fair value and no material fluctuation in forecasted net income as a result of assumed 100 and 200 basis point increases and decreases in interest rates. However, there can be no assurances that Company projections in this regard will be achieved.

Management believes that the above method of measuring and managing interest rate risk is consistent with the Federal Deposit Insurance Corporation (FDIC) regulation regarding the interest rate risk component of regulatory capital.

Liquidity

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios and Federal Home Loan Bank of Boston borrowings are the primary sources of asset liquidity. At March 31, 1995 interest bearing deposits with other banks totaled $1,545,000 and trading and available for sale securities totaled $19,799,000.

Because the Company's subsidiary, CFX BANK, maintains a large residential mortgage loan portfolio, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs.


Capital Resources

Federal regulation requires the Company to maintain minimum capital standards. Tier 1 capital is composed primarily of common stock, retained earnings and perpetual preferred stock in limited amounts less certain intangibles. The minimum requirements include a 3% Tier 1 leverage capital ratio for the most highly-rated institutions; all other institutions are required to meet a minimum leverage ratio that is at least 1% to 2% above the 3% minimum. In addition, the Company and CFX BANK are required to satisfy certain capital adequacy guidelines relating to the risk nature of an institution's assets. These guidelines established by the Federal Reserve Board and the FDIC are applicable to bank holding companies and state chartered non-member banks, respectively. Under the "risk-based" capital rules, banks and bank holding companies are required to have a level of Tier 1 capital equal to 4% of total risk-weighted assets, as defined. Banks and bank holding companies are also required to have total capital (composed of Tier 1 plus "supplemental" or Tier 2 capital, the latter being composed primarily of allowances for loan and lease losses, perpetual preferred stock in excess of the amount included in Tier 1 capital, and certain "hybrid capital instruments" including mandatory convertible debt) equal to 8% of total risk-weighted assets.

As of March 31, 1995, the Company's Tier 1 capital to asset ratio was 8.88%. In addition, the Company's Tier 1 to risk-weighted asset ratio and total capital to risk-weighted asset ratios were 14.95% and 16.23%, respectively.



CFX CORPORATION AND SUBSIDIARY
Part II - Other Information
March 31, 1995



Item 1 - Legal Proceedings

         There are no material pending legal proceedings to which the Company, its subsidiary, or any directors, officers, affiliates or any owner of record or beneficiary of more than five percent (5%) of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or its subsidiary or has a material interest adverse to the Company or its subsidiary.

Item 2 - Changes in Securities

         Not applicable.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5 - Other Information

         As previously reported, the Company and Orange Savings Bank, a Massachusetts-chartered savings bank in stock form headquartered in Orange, Massachusetts ("Orange"), entered into an Amended and Restated Agreement and Plan of Merger dated as of July 26, 1994 ("Merger Agreement"), pursuant to which CFX Interim Trust Company, a newly-formed Massachusetts-chartered trust company and a wholly-owned subsidiary of the Company, would be merged with and into Orange ("the Merger").

         On April 28, 1995, all shareholders and regulatory approvals having been obtained, the Merger was completed, and Orange became a wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, each of Orange's 724,412 outstanding shares of common stock was converted into the right to receive .8075 shares of Company common stock, resulting in the issuance of 584,963 shares of Company common stock to Orange shareholders. Additionally, options previously issued pursuant to Orange's stock option plans for the purchase of 81,049 shares of Orange common stock were converted into the right to receive options for the purchase of 65,447 shares of Company common stock. The transaction is being accounted for as a pooling of interests.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits






Exibit Number                           Description

      *2 Amended and Restate Agreement and Plan of Merger dated as of July 26, 1994 by and between the Comapny and Orange.

      27         Financial Data Schedule


      99.1       Orange's Annual report on Form F-2 for the year ended
                 December 31, 1994, including Orange's 1994 Annual Report to Stockholders.

      99.2       Pro Forma Combined Financial Information of the Company and
                 Orange for the three-month periods ending March 31, 1995 and March 31, 1994 and for the year ending December 31, 1994.

        (b)      Reports on Form 8-K

                 (i)   None

<F1>  *   Previously filed with the Registration on Form S-4 of the company,
          No. 033-56875, effective January 13, 1995.




                       CFX CORPORATION AND SUBSIDIARY
                               March 31, 1995



                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CFX CORPORATION







May 15, 1995                           /s/  MARK A. GAVIN
                                            Mark A. Gavin
                                            Authorized Officer
                                            Chief Financial Officer