Form 10-Q
period 1995-06-30
CFX CORP
filed 1995-08-15
CIK 800042

=============================================================================

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the quarter period ended           June 30, 1995

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

                    YES  [XX]              NO   [  ]



The number of shares outstanding of each of the issuer's classes of common stock, $0.66 2/3 par value per share, as of June 30, 1995 was 7,070,859.


=============================================================================



                      CFX CORPORATION AND SUBSIDIARIES


                                    INDEX


PART I      FINANCIAL INFORMATION                                        Page

   Item 1   Financial Statements:

               Consolidated Balance Sheets -- June 30, 1995
               and December 31, 1994   1

               Consolidated Statements of Income -- Three
               months ended June 30, 1995 and 1994;
               Six months ended June 30, 1995 and 1994                     2

               Consolidated Statement of Shareholders' Equity -
               Six months ended June 30, 1995                              3

               Consolidated Statements of Cash Flows -- Six
               months ended June 30, 1995 and 1994                         4

               Notes to Consolidated Financial Statements -
               June 30, 1995                                               5

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11

PART II     OTHER INFORMATION

   Item 1   Legal Proceedings                                             24

   Item 2   Changes in Securities                                         24

   Item 3   Defaults upon Senior Securities                               24

   Item 4   Submission of Matters to a Vote of Security Holders           24

   Item 5   Other Information                                             24

   Item 6   Exhibits and Reports on Form 8-K                              25

            SIGNATURES                                                    26




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                              June 30,      December 31,
(In thousands, except per share data)                         1995          1994

Assets
   Cash and due from banks                                    $ 25,728      $ 22,750
   Interest bearing deposits with other banks                    3,757         3,250
   Federal Home Loan Bank of Boston stock                        7,388         7,388
   Trading securities                                           20,615           236
   Securities available for sale                                 6,741         8,234
   Securities held to maturity                                 102,546       111,285
   Mortgage loans held for sale                                 12,047         8,295
   Loans and leases                                            652,136       641,121
      Less allowance for loan and lease losses                   7,641         7,558
         Net Loans and Leases                                  644,495       633,563
   Premises and equipment                                       13,874        14,087
   Mortgage servicing rights                                     4,206         4,207
   Goodwill and deposit base intangibles                        10,108        10,476
   Foreclosed real estate                                        1,414         1,271
   Other assets                                                 22,599        14,162
                                                              $875,518      $839,204

Liabilities and Shareholders' Equity
   Deposits:
      Interest bearing                                        $631,232      $585,587
      Noninterest bearing                                       44,965        39,842
         Total Deposits                                        676,197       625,429
   Short-term borrowed funds                                    32,140        27,316
   Advances from Federal Home Loan Bank of Boston               64,695        92,201
   Other liabilities                                            14,207         7,685
         Total Liabilities                                     787,239       752,631

Shareholders' Equity
   Preferred stock, 7.5% Series A Cumulative Convertible,
    par value $1.00 per share-issued and outstanding
    192,769 shares at December 31, 1994                              -           193
   Common stock, par value $.66 2/3 per share-authorized
    22,500,000 shares, issued 7,936,757 shares at June 30,
    1995 and 7,582,259 shares at December 31, 1994               5,291         5,055
   Paid-in capital                                              66,027        65,740
   Retained earnings                                            24,561        23,289
   Net unrealized losses on securities available for sale,
    after tax effects                                             (402)         (506)
   Cost of 865,898 shares of common stock in treasury           (7,198)       (7,198)
         Total Shareholders' Equity                             88,279        86,573
                                                              $875,518      $839,204
Number of common shares outstanding (thousands)                  7,071         6,716
Common shareholders' equity per share                         $  12.48      $  12.36

See accompanying notes to unaudited consolidated financial statements.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months          Six Months
                                                               Ended                 Ended
                                                              June 30,              June 30,
                                                         ------------------    ------------------
(In thousands, except per share data)                    1995       1994       1995       1994
                                                         ----       ----       ----       ----

Interest and dividend income:
   Interest on loans and leases                          $14,163    $10,843    $27,465    $21,625
   Interest on investment securities:
      Taxable                                              1,369      1,455      2,793      2,908
      Tax-exempt                                             270        170        525        297
                                                           1,639      1,625      3,318      3,205
   Interest and dividends on trading securities                2        541          5      1,247
   Dividends on marketable equity securities                  62         54        128        101
   Other                                                     199        197        415        382
         Total Interest and Dividend Income               16,065     13,260     31,331     26,560
Interest expense:
   Interest on deposits                                    6,428      4,636     12,415      9,341
   Interest on borrowings:
      Short-term                                           1,517      1,098      2,902      1,939
      Long-term                                                2          2          5          5
         Total Interest Expense                            7,947      5,736     15,322     11,285
         Net Interest and Dividend Income                  8,118      7,524     16,009     15,275
Provision for loan and lease losses                          480          -        630         12
         Net Interest and Dividend Income After
          Provision for Loan and Lease Losses              7,638      7,524     15,379     15,263

Other income:
   Service charges on deposit accounts                       540        389      1,092        783
   Loan servicing fees                                       389        448        816        805
   Net gains (losses) on trading securities                  294         49        518       (392)
   Net gains on investment securities                        114         86        114         86
   Net gains on sales of loans                               202        106        214        432
   Leasing activities                                        527         63      1,037        106
   Other                                                     510        458        849        798
                                                           2,576      1,599      4,640      2,618
Other expense:
   Salaries and employee benefits                          3,393      3,227      6,939      6,419
   Occupancy expense                                         454        423        926        914
   Equipment expense                                         510        484      1,012        940
   Operation of foreclosed real estate                        59        143         92        218
   FDIC deposit insurance                                    363        346        725        691
   Goodwill and deposit base intangible amortization         179        189        368        379
   Other                                                   2,262      1,732      4,465      3,676
                                                           7,220      6,544     14,527     13,237
         Income Before Income Taxes                        2,994      2,579      5,492      4,644
Income taxes                                                 984        990      1,926      1,800
         Net Income                                        2,010      1,589      3,566      2,844
Preferred stock dividends                                     22         68         89        135
         Net Income Available to Common Stock            $ 1,988    $ 1,521    $ 3,477    $ 2,709
Weighted average common shares outstanding (thousands)     6,949      6,664      6,835      6,657
Earnings per common share:
   Primary                                               $   .28    $   .23    $   .50    $   .41
   Fully diluted                                         $   .28    $   .23    $   .49    $   .41

See accompanying notes to unaudited consolidated financial statements.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)



                                                                                   Net
                                                                                   Unrealized
                                                                                   Losses on
                                                                                   Securities
                                     Preferred   Common     Paid-in    Retained    Available    Treasury
(In thousands)                       Stock       Stock      Capital    Earnings    For Sale     Stock         Total

Balance at December 31, 1994         $ 193       $ 5,055    $ 65,740   $ 23,289    $ (506)      $ (7,198)     $ 86,573

   Net income                            -             -           -      3,566         -              -         3,566
   Common cash dividend
    declared-$. 31 per share             -             -           -     (2,205)        -              -        (2,205)
   Preferred cash dividend
    declared-$.4625 per share            -             -           -        (89)        -              -           (89)
   Issuance of common stock under
    stock option plan                    -            16         195          -         -              -           211
   Issuance of common stock
    under employee stock
    purchase plan                        -             3          32          -         -              -            35
   Issuance of common stock under
    dividend reinvestment plan           -             5          79          -         -              -            84
   Decrease in net unrealized
    losses on securities
    available for sale                   -             -           -          -       104              -           104
   Preferred stock converted to
    common stock                      (193)          212         (19)         -         -              -             -

Balance at June 30, 1995             $   -       $ 5,291    $ 66,027   $ 24,561    $ (402)      $ (7,198)     $ 88,279


See accompanying notes to unaudited consolidated financial statements.




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
             CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                     ----------------------
(In thousands)                                                                       1995          1994

Operating Activities
   Net income                                                                        $  3,566      $  2,844
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                                     1,524         1,686
      Provision for loan and lease losses                                                 630            12
      Provision for foreclosed real estate losses                                           -           123
      Loans originated and acquired for sale                                          (46,018)      (59,163)
      Principal balance of loans sold                                                  42,266        68,640
      Net gain on sale of foreclosed real estate                                          (51)         (149)
      Net gain on investment securities                                                  (114)          (86)
      Net deferred income tax                                                           1,234           386
      Net increase in trading securities                                              (20,379)      (33,524)
      Other                                                                            (5,680)       (1,463)
         Net Cash Used by Operating Activities                                        (23,022)      (20,694)
Investing Activities
   Proceeds from sales and maturities of securities available for sale                  1,949        22,466
   Purchases of securities available for sale                                            (240)      (23,065)
   Proceeds from maturities of securities held to maturity                             12,264        13,247
   Purchases of securities held to maturity                                            (3,578)       (8,226)
   Proceeds from  sales of, or payments on, foreclosed real estate                        404           540
   Purchase of Federal Home Loan Bank of Boston stock                                       -        (2,332)
   Net decrease (increase) in interest bearing deposits with other banks                 (506)       10,176
   Net increase in loans and leases                                                   (11,843)      (32,930)
   Purchases of premises and equipment                                                   (688)       (2,879)
   Net Cash Used by Investing Activities                                               (2,238)      (23,003)
Financing Activities
   Net increase (decrease) in noninterest bearing deposits and savings accounts       (11,968)        4,648
   Net increase (decrease)in time certificates of deposit                              63,243       (11,140)
   Net increase (decrease) in short-term borrowings                                     6,374       (13,097)
   Net increase (decrease) in short-term advances from the
    Federal Home Loan Bank of Boston                                                  (27,707)       67,616
   Common cash dividends paid                                                          (1,945)       (1,572)
   Preferred cash dividends paid                                                          (89)         (135)
   Proceeds from issuance of common stock under dividend reinvestment plan                 84             -
   Proceeds from issuance of common stock under employee stock purchase plan               35            71
   Proceeds from issuance of common stock under stock option plan                         211           141
         Net Cash Provided by Financing Activities                                     28,238        46,532
         Decrease in Cash and Due From Banks                                            2,978         2,835
Cash and cash equivalents at beginning of period                                       22,750        20,852
         Cash and Cash Equivalents at End of Period                                  $ 25,728      $ 23,687
Supplementary Information:
   Interest paid on deposit accounts                                                 $  4,699      $  9,469
   Interest paid on borrowed funds                                                      1,269         1,899
   Income taxes paid                                                                      436         1,123
   Net decrease in due to broker                                                            -        28,313
   Net increase in due from broker                                                          -        16,436
   Transfers from loans to foreclosed real estate                                       1,515           401

See accompanying notes to unaudited consolidated financial statements.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JUNE 30, 1995


Note A-Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX CORPORATION (the Company) annual report on Form 10-K for the year ended December 31, 1994.


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



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                                June 30, 1995

Note D-Financial Instruments (Cont'd.)

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

*  Financial Options Contracts:

   Options premiums paid or received and designated as hedges against future fluctuations in the interest rates of specifically identified assets or liabilities are accounted for on the same basis as the underlying asset or liability. Options contracts which hedge the Company's trading securities portfolio (carried at fair value) are marked to fair value through the consolidated statement of income.

The detail on the specific financial instruments used is as follows:


Interest Rate Exchange Agreements

Commencing in 1993, the Company entered into agreements to exchange interest rate cash flows with approved counterparties. Swap agreements outstanding at June 30, 1995 are as follows:

   Assets               Interest         Interest         Notional     Maturity    Unrealized
   Hedged               Received         Paid             Amount       Date        Loss
   (In thousands)

   Mortgage loans       Fixed - 5.50%    Variable -       $25,000      11/23/96    $(158)
    held in portfolio                    6 mo. LIBOR
                                         (Rate: 6.1875%)

The effect of this swap agreement is to lengthen the repricing period of certain variable-rate mortgage loans.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                                June 30, 1995

Note D-Financial Instruments (Cont'd.)

Financial Options Contracts

The Company uses financial options to hedge interest rate exposure generally on secondary mortgage market operations mortgage loans held for sale. At June 30, 1995, the Company held put options (the option to sell securities at a stated price within a specified term) on 30-year Treasuries totaling $6 million (unrealized loss of $50,000) and call options (the option to buy securities at a stated price within a specified term) on 30-year Treasuries totaling $2 million (unrealized loss of $3,125) extending through September 1995 for mortgage loans held for sale.

Net gains (losses) on trading securities, included separately in the consolidated statements of income, are summarized as follows:

                                 Three Months          Six Months
                                    Ended                 Ended
                                --------------       ----------------
June 30 (In thousands)          1995    1994         1995     1994

Mortgage-backed securities      $   -   $ (1,118)    $   -   $ (3,053)
Other debt securities               -          1         -          2
Equity securities                 294         62       518         44
Futures, options and swaps          -      1,104         -      2,615
                                $ 294   $     49     $ 518   $   (392)

The following table provides a rollforward of the notional amounts on each type of financial instrument used by the Company to manage interest rate risk for the periods indicated:

                                     Interest       Financial
                                     Rate           Options
                                     Exchange       Contracts
(In thousands)                       Agreements     (Long Position)

Balance at December 31, 1994         $ 25,000       $  6,000

Contracts:
   New                                      -         28,000
   Terminated                               -        (12,000)
   Expired                                  -        (14,000)

Balance at June 30, 1995             $ 25,000       $  8,000

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



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                                June 30, 1995

Note E-Accounting Change and Reclassification

Accounting by Creditors for Impairment of a Loan

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

SFAS No. 114 also limits the classification of loans as in-substance foreclosures to situations where the creditor actually receives physical possession of the debtor's assets. Accordingly, on January 1, 1995, the Company transferred $798,000 in loans previously classified as in-substance foreclosures and $131,000 of the valuation allowance for foreclosed real estate losses to nonperforming loans. These amounts were also retroactively reclassified in the December 31, 1994 balance sheet to conform with the current presentation.

The adoption of SFAS No. 114 had no significant effect on the Company's assessment of the overall adequacy of the allowance for loan and lease losses.

At June 30, 1995, the recorded investment in impaired loans and leases totaled $12,549,000, of which $6,004,000 related to loans with no valuation allowance and $6,545,000 related to loans and leases with a corresponding valuation allowance of $3,585,000.

Accounting for Mortgage Servicing Rights

On May 12, 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 is an amendment of SFAS No. 65, Accounting for Certain Mortgage Banking Activities. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Earlier application is encouraged. (Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited.)

The Company adopted SFAS No. 122 as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995.




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                                June 30, 1995

Note F-Acquisitions

On April 28, 1995, the Company acquired Orange Savings Bank, a Massachusetts-chartered savings bank, headquartered in Orange, Massachusetts. Each of Orange's 724,412 outstanding shares of common stock was converted into .8075 shares of the Company's common stock, resulting in the issuance of 584,963 shares of the Company's common stock to Orange shareholders. In addition, the holders of the outstanding Orange stock options (representing the right to purchase 81,049 shares of Orange common stock) received options to purchase 65,447 shares of CFX common stock in exchange.

The acquisition was accounted for as a pooling-of-interest and, accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Orange Savings Bank for all periods presented. Previously reported information is as follows:


Three Months Ended June 30, 1994            CFX              Orange
(In thousands, except per share data)       Corporation      Savings Bank

Net interest and dividend income            $  6,727         $   797
Provision for loan and lease losses                -               -
Other income                                   1,503              96
Other expense                                  5,979             565
Income taxes                                     859             131
Net income                                     1,392             197
Preferred dividends                               68               -
Net income available to common stock           1,324             197
Earnings per common share                        .23             .27
Cash dividends declared                          .13             .04

Six Months Ended June 30, 1994              CFX              Orange
(In thousands, except per share data)       Corporation      Savings Bank

Net interest and dividend income            $ 13,712         $ 1,563
Provision for loan and lease losses                -              12
Other income                                   2,465             153
Other expense                                 12,098           1,139
Income taxes                                   1,574             226
Net income                                     2,505             339
Preferred dividends                              135               -
Net income available to common stock           2,370             339
Earnings per common share                        .41             .46
Cash dividends declared                          .27             .08




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                                June 30, 1995

Note G-Reclassifications and Restatements

Certain amounts have been reclassified in the 1994 unaudited consolidated financial statements to conform to the 1995 presentation.

Prior period common per share data has been restated to reflect the Company's 3 for 2 stock split declared on June 13, 1995 to shareholders of record on June 23, 1995. The effective date of the stock split was July 24, 1995.

Note H-Earnings Per Common Share

Primary and fully diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents with a dilutive effect. Common share equivalents are shares which may be issuable to employees and non-employee directors upon exercise of outstanding stock options.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                June 30, 1995

General

All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX CORPORATION (previously named Cheshire Financial Corporation) is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX BANK, headquartered in Keene, New Hampshire and Orange Savings Bank, headquartered in Orange, Massachusetts.

CFX Bank's direct subsidiaries, both of which are wholly-owned, are CFX CAPITAL SYSTEMS, INC. (CFX CAPITAL) and CFX FINANCIAL SERVICES, INC. (CFX FINANCIAL). CFX CAPITAL's wholly-owned subsidiary is CFX MORTGAGE, INC. which engages in mortgage banking. CFX FINANCIAL owns 51% of CFX FUNDING L.L.C. (CFX FUNDING), which engages in the facilitation of lease financing and securitization.

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

Financial Condition

Loans and Leases

The table below sets forth the composition of the Company's loan and lease portfolio at the dates indicated:

                                                           June 30,                 December 31,
(Dollars in thousands)                                       1995                       1994
                                                    ----------------------     ----------------------
                                                                 % of                       % of
                                                    Balances     Portfolio     Balances     Portfolio
                                                    --------     ---------     --------     ---------

Real estate:
   Residential                                      $ 444,501     68.16%       $ 447,940     69.87%
   Construction                                         1,811      0.28            7,636      1.19
   Commercial                                          86,643     13.29           82,825     12.92
Commercial, financial, and agricultural                58,335      8.94           48,020      7.49
Warehouse lines of credit to leasing companies         11,099      1.70           15,339      2.39
Consumer and other                                     49,747      7.63           39,361      6.14
                                                      652,136    100.00%         641,121    100.00%
   Less allowance for loan and lease losses             7,641                      7,558
   Net loans                                        $ 644,495                  $ 633,563




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Financial Condition - (Cont'd.)

Loans and Leases - Cont'd.

Total loans and leases were $652,136,000, or 74% of total assets, at June 30, 1995, compared with $641,121,000, or 76% of total assets, at December 31, 1994.

Total loans and leases have increased by $11,015,000 since December 31, 1994, primarily due to increased capacity in commercial lending and increased focus on consumer finance activities.

The increase in commercial and consumer lending was offset by a decline in residential and construction real estate loans, along with a decline of warehouse lines of credit to leasing companies. In January 1995, CFX FUNDING completed the facilitation of its first lease portfolio securitization. Leases securitized in January 1995 totaled approximately $14,900,000 with outstanding loan balances of approximately $13,654,000. In addition to the lease securitization, in June 1995, the Company sold a lease portfolio that totaled approximately $10,474,000 with outstanding loan balances of approximately $9,834,000.

Risk Elements

Nonperforming assets are evaluated quarterly by management to ensure proper classification and to confirm that the recorded carrying value of the assets is reasonable and in accordance with generally accepted accounting principles, regulatory requirements, and the Company's policies. Loans are placed on nonaccrual status when management determines that significant doubt exists as to the collectibility of principal or interest on a loan. Moreover, loans past due 90 days or more as to principal or interest are placed on nonaccrual status.

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:

                                                       June 30,    December 31,
   (Dollars in thousands)                              1995        1994 (1)

   Nonaccrual (nonperforming) loans                    $ 7,600     $ 7,848
   Foreclosed real estate                                1,543       1,465
   Valuation allowance on foreclosed real estate          (129)       (194)

   Total nonperforming assets                          $ 9,014     $ 9,119

   Nonperforming loans as a percent of total
    loans and leases                                      1.17%       1.22%
   Nonperforming assets as a percent
    of total assets                                       1.03%       1.09%


(1) As reclassified to conform with the adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", on January 1, 1995. See Note E to the unaudited consolidated financial statements.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Risk Elements - Cont'd.

The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:

                                             June 30,               December 31,
(Dollars in thousands)                         1995                     1994
                                       ---------------------    ---------------------
                                                   % of                     % of
                                       Balances    Portfolio    Balances    Portfolio
                                       --------    ---------    --------    ---------

Nonperforming loans:
   Real estate:
      Residential                      $ 3,818      50.2%       $ 5,024      64.0%
      Commercial                         1,424      18.8          1,799      22.9
   Commercial, financial, and
    agricultural                         2,283      30.0          1,007      12.9
   Consumer and other                       75       1.0             18        .2
                                         7,600     100.0%         7,848     100.0%
   Foreclosed real estate:
      Residential                          648      45.8%           783      61.6%
      Construction                         191      13.5            330      26.0
      Commercial                           704      49.8            352      27.7
      Valuation allowance                 (129)     (9.1)          (194)    (15.3)
                                         1,414     100.0%         1,271     100.0%

   Total nonperforming assets          $ 9,014                  $ 9,119

The following table provides a rollforward of the Company's foreclosed real estate for the periods indicated:

Six Months Ended June 30,  (In thousands)          1995        1994

Balance at beginning of period                     $ 1,985     $ 3,810
Reclassification, net, to nonperforming loans
 to reflect adoption of SFAS No. 114                  (714)     (2,068)
Balance at beginning of period, as reclassified      1,271       1,742
Additions                                            1,515         401
Provision for losses                                     -        (123)
Sales and other                                     (1,372)       (986)
Balance at end of period                           $ 1,414     $ 1,034





                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

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

Changes in the allowance for loan and lease losses are as follows:

Six Months Ended June 30, (In thousands)          1995       1994

Balance at beginning of period                    $  7,558   $  7,960
Provision for loan and lease losses                    630         12
Loans charged-off                                     (697)      (641)
Recoveries of loans previously charged-off             150        216

Balance at end of period                          $  7,641   $  7,547
Allowance for loan and lease losses
  as a percent of total loans and leases              1.17%      1.33%
Allowance for loan and lease losses as a
  percent of total nonperforming loans              100.54%     77.66%

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


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Trading and Investment Securities - (Cont'd.)

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

The following table illustrates the results of this program for the periods indicated:

                                                       Three Months   Six Months
June 30, 1994 (Dollars in thousands)                   Ended          Ended

Interest income                                        $   541        $   1,247
Interest expense                                           341              771
Net interest income                                        200              476
Fair value change                                          (13)            (436)
Total return                                           $   187               40

Average investment                                     $66,898        $  77,458
Percentage return on average investment (annualized)      1.12%             .10%

Deposits and Borrowed Funds

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:

Six Months Ended June 30,                    1995               1994
(Dollars in thousands)                Amount     Rates   Amount     Rates

Noninterest bearing demand deposits   $ 47,250      -    $ 28,792      -
Regular savings deposits               121,776   3.04%    134,926   2.54%
NOW & money market deposits            182,913   2.26     209,022   2.30
Time deposits                          282,008   5.25     237,052   4.45
      Total retail deposits            633,947   3.57     609,792   3.08
Brokered time deposits                  38,591   6.25         963   4.61
      Total deposits                  $672,538   3.72%   $610,755   3.08%

As interest rates declined during the 1992 and 1993 periods, CFX customers became very sensitive to the low interest rate environment and were unwilling to commit their funds long-term. Therefore, the Company experienced a shift in deposits from longer-term fixed rate deposits to shorter-term variable rate deposits (savings, NOW, and money market accounts). In addition, and as a result of the low interest rate environment in 1993, CFX experienced the migration of individual depositors to alternative instruments (stock & bond market, annuities, and mutual funds). However, the rising interest rate environment in 1994 caused some instability with stocks, bonds, and mutual funds, and therefore allowed deposits to stabilize. Moreover, with certificate of deposit rates beginning to rise in the fourth quarter of 1994, depositors have begun to commit funds for longer-terms continuing through the first six months of 1995.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONT'D.
                                June 30, 1995

Shareholders' Equity

The following table summarizes shareholders' equity at the dates indicated:

                                                    June 30,         December 31,
(In thousands, except per share data)               1995                1994
                                                Amount    Shares   Amount    Shares(1)

Common shareholders' equity                     $88,279    7,071   $83,007   6,716
Preferred shareholders' equity                        -        -     3,566     213
      Total shareholders' equity                $88,279    7,071   $86,573   6,929

Common shareholders' equity per share           $ 12.48            $ 12.36
Preferred shareholders' equity per share        $     -            $ 16.74
Shareholders' equity per share, assuming
 conversion of all preferred shares to common   $ 12.48            $ 12.49


Shareholders' equity increased by $1,706,000 as of June 30, 1995 from $86,573,000 at December 31, 1994 to $88,279,000 at June 30, 1995. The increase was due to $3,566,000 in net income, issuance of $35,000 in common stock under the employee stock purchase plan, issuance of $211,000 in common stock under the stock option plan, issuance of $84,000 in common stock under the dividend reinvestment program, a $104,000 decrease in net unrealized losses on securities available for sale and $2,205,000 and $89,000 in common and preferred cash dividends, respectively.

<F1>   Reflects 192,769 preferred shares outstanding, as adjusted for the conversion factor of 1.1025.


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONT'D.
                                June 30, 1995

Results of Operations - General

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these securities have been restated to a taxable-equivalent basis (using a 38.62% tax rate). The taxable-equivalent income adjustments are $168,000 and $107,000 for the three months ended June 30, 1995 and 1994, respectively and $330,000 and $187,000 for the six months ended June 30, 1995 and 1994, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.

Three Months Ended June 30,                         1995                           1994
                                                     Interest                       Interest
                                          Average    Income/    Yield/   Average    Income/    Yield/
(Dollars in thousands)                    Balance    Expense    Rate     Balance    Expense    Rate

Assets

  Interest and dividend earning assets:
    Loans and leases                      $662,646   $14,163    8.57%    $574,201   $10,843    7.57%
      Taxable securities                   109,266     1,433    5.26      155,151     2,050    5.30
      Tax-exempt securities                 24,734       438    7.10       17,383       277    6.39
      Other                                 10,644       199    7.50       15,043       197    5.25

  Total interest earning assets            807,290    16,233    8.07      761,778    13,367    7.04
  Noninterest earning assets                67,799                        102,298
      Total                               $875,089                       $864,076

  Liabilities and Shareholders' Equity

  Interest bearing liabilities:
    Savings deposits                      $299,930     1,931    2.58     $346,847     2,060    2.38
    Time deposits                          326,591     4,497    5.52      234,633     2,576    4.50
    Advances from Federal Home Loan
     Bank of Boston                         67,384     1,080    6.43       94,616       974    4.13
    Other borrowed funds                    30,411       439    5.79       17,747       126    2.85

  Total interest bearing liabilities       724,316     7,947    4.40      693,843     5,736    3.32

  Noninterest bearing liabilities:

    Demand deposits                         48,819                         28,459
    Other                                   13,256                         56,336
    Shareholders' equity                    88,698                         85,438

    Total                                 $875,089                       $864,076

  Net interest and dividend income                   $ 8,286                        $ 7,631

  Interest rate spread                                          3.67%                          3.72%
  Net interest margin                                           4.12%                          4.02%



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS - CONT'D.
                                June 30, 1995

Results of Operations - General - (Cont'd.)


Six Months Ended June 30,                        1995                            1994
                                                   Interest                       Interest
                                        Average    Income/    Yield/   Average    Income/    Yield/
(Dollars in thousands)                  Balance    Expense    Rate     Balance    Expense    Rate

Assets

Interest and dividend earning assets:
  Loans and leases                      $655,569   $27,465    8.45%    $567,207   $21,625    7.69%
  Taxable securities                     109,668     2,926    5.38      158,495     4,256    5.42
  Tax-exempt securities                   24,215       855    7.12       15,182       484    6.43
  Other                                   12,645       415    6.62       14,577       382    5.28

Total interest earning assets            802,097    31,661    7.96      755,461    26,747    7.14
Noninterest earning assets                67,130                         98,612
  Total                                 $869,227                       $854,073

Liabilities and Shareholders' Equity

Interest bearing liabilities:
  Savings deposits                      $304,689     3,881    2.57     $343,948     4,087    2.40
  Time deposits                          320,599     8,534    5.37      238,015     5,254    4.45
  Advances from Federal Home Loan
   Bank of Boston                         65,441     2,057    6.34       88,622     1,702    3.87
  Other borrowed funds                    30,194       850    5.68       12,453       242    3.92

Total interest bearing liabilities       720,923    15,322    4.29      683,038    11,285    3.33

Noninterest bearing liabilities:

  Demand deposits                         47,250                         28,792
  Other                                   12,761                         56,979
  Shareholders' equity                    88,293                         85,264

  Total                                 $869,227                       $854,073

Net interest and dividend income                   $16,339                        $15,462

Interest rate spread                                          3.67%                          3.81%
Net interest margin                                           4.11%                          4.13%




                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Results of Operations - General - (Cont'd.)

The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.


                                  For the Three Months Ended     For the Six Months Ended
                                            June 30                        June 30
                                         1995 vs. 1994                  1995 vs. 1994
                                  Increase (Decrease) Due to     Increase (Decrease) Due to
(In thousands)                      Volume     Rate     Net        Volume     Rate       Net

Interest and dividends earned on:

  Loans and leases                  $ 1,786    $1,534   $ 3,320    $ 3,573    $ 2,267    $ 5,840
  Investments                          (475)       19      (456)      (985)        26       (959)
  Other                                 (68)       70         2        (55)        88         33
  Total interest and
   dividend income                    1,243     1,623     2,866      2,533      2,381      4,914

Interest paid on:

  Savings and time
   deposits                             872       920     1,792      1,570      1,504      3,074
  Borrowed funds                       (205)      624       419        (66)     1,029        963
  Total interest expense                667     1,544     2,211      1,504      2,533      4,037

  Change in net interest
   and dividend income              $   576    $   79   $   655    $ 1,029    $  (152)   $   877


Net Income & Net Income Available to Common Stock

Net income for the three and six months ended June 30, 1995 was $2,010,000 and $3,566,000, respectively, compared to $1,589,000 and $2,844,000, respectively for the same periods a year ago. Net income available to common stock for the three and six months ended June 30, 1995 was $1,988,000, or $.28 per share and $3,477,000, or $.50 per share, respectively, compared with $1,521,000, or $.23 per share and $2,709,000, or $.41 per share, respectively, for the corresponding periods a year ago.

The increase in earnings was primarily due to increased core earnings (net interest and noninterest income). The stronger core earnings are the result of an $83 million, or 15%, increase in loans and leases over the past twelve months, and an increased focus on the generation of noninterest income. However, a portion of the increase in core earnings was offset by a higher provision for loan and lease losses and higher operating expenses in 1995 compared to 1994.

Total core earnings were $10,694,000 and $20,649,000, respectively, for the three and six months ended June 30, 1995, compared to $9,123,000 and $17,893,000, respectively, for the same periods a year ago. The Company's net interest margin of 4.12% for the three months ended June 30, 1995 increased from 4.02% for the corresponding period a year ago.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
    Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Results of Operations - General - (Cont'd.)

Net Income & Net Income Available to Common Stock - (Cont'd.)

Contributing to the increase in noninterest income was the adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights. The Company adopted this SFAS as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995.

Net Interest Income

Taxable-equivalent net interest income was $8,286,000 and $16,339,000, respectively, for the three and six months ended June 30, 1995, compared to $7,631,000 and $15,462,000 for the same periods a year ago. The increase in net interest income in the 1995 periods was principally due to higher average interest earning assets and higher demand deposits .

The increase in average interest earning assets resulted principally from growth in loans and leases (see "Financial Condition - Loans and Lease" section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread in the 1995 periods declined from the 1994 periods principally as a result of increases in the cost of deposits and borrowed funds and the relatively low interest rates (teaser rates) offered on newly originated adjustable rate mortgage loans originated over the last six months of 1994. In addition to interest rates paid for certificates of deposit increasing over the last nine months, the Company's deposit customers have shifted funds from variable rate deposits (savings, NOW, and money market accounts) to the higher rate certificate accounts. Although the interest rate spread declined in 1995, the net interest margin remained constant in the 1995 periods compared to the 1994 periods as a result of the increase in demand deposits in 1995 compared to 1994.

Stable short-term interest rates are having, and are anticipated over the near term to continue to have, a favorable impact on the Company's interest rate spread and net interest margin due to interest earning assets repricing more rapidly than interest bearing liabilities. This expectation is based on the fact that one year adjustable rate residential mortgage loans originated over the last six months of 1994 at relatively low interest rates (teaser rates) will be repricing to market rates in the last six months of 1995. In addition, continued yield increases on prime rate-based loans are also expected during the remainder of 1995. However, there can be no assurance that the above favorable impacts will continue. Moreover, if short-term interest rates move significantly higher over the next twelve months, the 200 basis point annual adjustment caps contained in the Company's adjustable rate mortgages, coupled with the absence of similar limitations on the repricing of liabilities, could cause the Company's interest rate spread and net interest margin to contract.

Provision for Loan and Lease Losses

The amount of provision for loan and lease losses is determined by management through its periodic review of the Company's loan portfolio. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Results of Operations - General - (Cont'd.)

Provision for Loan and Lease Losses - Cont'd.

The provision for loan and lease losses for the three and six months ended June 30, 1995, was $480,000 and $630,000, respectively, compared to $- and $12,000, respectively for the same periods a year ago. The higher provision for loan and lease losses in 1995 is principally the result of continued growth in the loan portfolio, the change in loan mix from residential to commercial and consumer, and the higher net charge-offs in 1995 compared to 1994. Total net charge-offs amounted to $547,000 for the six months ended June 30, 1995, compared to $425,000 for the same period a year ago.

At June 30, 1995, nonperforming loans stood at $7,600,000, or 1.17% of total loans and leases, compared to $7,848,000, or 1.22% of total loans and leases, as of December 31, 1994. The allowance for loan and lease losses as a percentage of nonperforming loans as of June 30, 1995 and December 31, 1994 amounted to 100.54% and 96.30%, respectively.

Other Income

Other income for the three and six months ended June 30, 1995 totaled $2,576,000 and $4,640,000, respectively, compared to $1,599,000 and
$2,618,000, respectively, for the same periods a year ago.

The net gains (losses) on trading securities between the 1995 and 1994 periods are summarized as follows:

                                 Three Months     Six Months
                                     Ended          Ended
                                    June 30,       June 30,
(In thousands)                     1995   1994    1995   1994

Wholesale leverage program          $  -   $(13)   $  -   $(436)
Other trading activities             294     62     518      44
                                    $294   $ 49    $518   $(392)

For a discussion on the Company's wholesale leverage program, see the "Financial Condition" section of this Management's Discussion and Analysis.

The increase in service charges on deposit accounts is due to an increase in fees and enhanced collection practices. Lower gains on the sale of loans for the first six months of 1995 is due to lower volumes generated by the Company's mortgage banking subsidiary, CFX MORTGAGE. The lower volumes are directly related to the increased interest rate environment and the corresponding lower consumer demand for loan products. The lower gains on the sale of loans was offset in the second quarter through the implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights." (See "Note E" to the "Unaudited Notes" to consolidated financial statements.) The Company adopted SFAS No. 122 as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995. The increase in other income from leasing activities is due principally to fees generated by CFX FUNDING and the amortization of deferred credits relating to an investment in lease residuals.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                June 30, 1995

Results of Operations - General - (Cont'd.)

Other Expense

Other expense for the three and six months ended June 30, 1995 totaled $7,220,000 and $14,527,000, respectively, compared to $6,544,000 and
$13,237,000 for the same periods a year ago. The increase in other expense was primarily attributable to the increase in salaries and employees benefits, losses on the sale of real estate investment properties in the first and second quarters of 1995, and costs incurred in connection with the acquisition of Orange Savings Bank. The higher salaries and employee benefits are the result of normal salary adjustments, higher medical costs and lower deferred salary costs in CFX MORTGAGE pertaining to loan origination. In addition, contributing to the higher salary and employee benefits was an increase in capacity in both commercial and consumer lending, along with new employees hired for the de novo branches opened in Gilford, New Hampshire (December 1994) and Manchester, New Hampshire (June 1995).

Income Tax

Income taxes for the three and six months ended June 30, 1995 were 32.87% and 35.07% of pretax income, respectively, compared to 38.39% and 38.76%, respectively, of pretax income for the same periods a year ago. The effective tax rates were lower in the 1995 periods because of higher tax-exempt income, tax credits pertaining to low-income housing and the reversal of a $78,000 valuation allowance relating to Orange Savings Bank's capital loss carryforward.

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



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.

Liquidity

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios and Federal Home Loan Bank of Boston borrowings are the primary sources of asset liquidity. At June 30, 1995 interest bearing deposits with other banks totaled $3,757,000 and trading and available for sale securities totaled $27,356,000.

Because the Company's bank subsidiaries maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs.


Capital Resources

Federal regulation requires the Company to maintain minimum capital standards. Tier 1 capital is composed primarily of common stock, retained earnings and perpetual preferred stock in limited amounts less certain intangibles. The minimum requirements include a 3% Tier 1 leverage capital ratio for the most highly-rated institutions; all other institutions are required to meet a minimum leverage ratio that is at least 1% to 2% above the 3% minimum. In addition, the Company and its bank subsidiaries are required to satisfy certain capital adequacy guidelines relating to the risk nature of an institution's assets. These guidelines established by the Federal Reserve Board and the FDIC are applicable to bank holding companies and state chartered non-member banks, respectively. Under the "risk-based" capital rules, banks and bank holding companies are required to have a level of Tier 1 capital equal to 4% of total risk-weighted assets, as defined. Banks and bank holding companies are also required to have total capital (composed of Tier 1 plus "supplemental" or Tier 2 capital, the latter being composed primarily of allowances for loan and lease losses, perpetual preferred stock in excess of the amount included in Tier 1 capital, and certain "hybrid capital instruments" including mandatory convertible debt) equal to 8% of total risk-weighted assets.

As of June 30, 1995, the Company's Tier 1 capital to asset ratio was 9.03%. In addition, the Company's Tier 1 to risk-weighted asset ratio and total capital to risk-weighted asset ratios were 15.07% and 16.35%, respectively.



                      CFX CORPORATION AND SUBSIDIARIES
                         Part II - Other Information
                                June 30, 1995


Item 1 - Legal Proceedings

     There are no material pending legal proceedings to which the Company, its subsidiaries, or any directors, officers, affiliates or any owner of record or beneficiary of more than five percent (5%) of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

Item 2 - Changes in Securities

     Not applicable.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Shareholders of the Company, at which the holders of common shares entitled to 3,895,152 votes and holders of Series A preferred shares entitled to 188,139 votes were represented in person or by proxy, was held on April 19, 1995.

     (b) The following individuals, each having received at least 3,196,005 votes in favor of their election, were elected as directors of the Company for terms of three years each: Richard B. Baybutt, Christopher V. Bean, Elizabeth S. Hager, and L. William Slanetz.

           Peter J. Baxter, Calvin L. Frink, Eugene E. Gaffey, Douglas S. Hatfield, Jr., Philip A. Mason, Emerson H. O'Brien, and Walter
           R. Peterson directors of the Company whose terms did not expire in 1995, will continue in office for the remainder of their terms.

     (c)   Other Matters

           (i) The adoption of the CFX CORPORATION 1995 Stock Option Plan was approved.

                 Voted:  For:  2,558,183  Against:  177,884  Withheld:  59,099

           (ii) The appointment, by the Board of Directors, of Wolf & Company, P.C., as independent auditors for the Registrant was ratified.

                 Voted:  For:  3,269,631  Against:  7,094  Withheld:  17,215

Item 5 - Other Information

     Not applicable



                      CFX CORPORATION AND SUBSIDIARIES
                     Part II - Other Information-Cont'd.
                                June 30, 1995


Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits

           Exhibit
           Number       Description


           10.1         Change of Control Agreement dated February 1, 1995 between CFX
                        BANK and Benoit J. Asselin

           10.2         Change of Control Agreement dated May 15, 1995 between CFX
                        CORPORATION and Donald E. Leroux

           27           Financial Data Schedule

           99.1         Computation of Equivalent Shares and Per Share Earnings

      (b)  Reports on Form 8-K

           (i) The Company filed a Current Report on Form 8-K, dated June 19, 1995. reporting the declaration of a three-for-two split of CFX's shares of Common Stock, and also the declaration of a dividend of $.16 per share to the holders of record of such shares at $.66 2/3 par value.




                      CFX CORPORATION AND SUBSIDIARIES
                                June 30, 1995


                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CFX CORPORATION







August 15, 1995                   /s/ MARK A. GAVIN
                                  Mark A. Gavin
                                  Authorized Officer
                                  Chief Financial Officer