Form 10-Q
period 1995-09-30
CFX CORP
filed 1995-11-14
CIK 800042

November 14, 1995



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C. 205419-1004

Attention: Filing Desk, Stop 1-4

Re:  CFX CORPORATION File No. 01-15079/Quarterly Report on Form 10Q

Gentlemen:

Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934, we have enclosed Form 10-Q for the quarter ended September 30, 1995.

Thank you.

                                   Sincerely,
                                   /s/
                                   -----------------------

                                   Mark A. Gavin
                                   Chief Financial Officer

MAG:eg


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter period ended  SEPTEMBER 30, 1995
                              ------------------

Commission file number         0-15079
                               -------

                                CFX CORPORATION
             (Exact name of registrant as specified in its charter)


STATE OF NEW HAMPSHIRE                              02-0402421
----------------------                              ----------

  (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)


   102 MAIN STREET
KEENE, NEW HAMPSHIRE                                  03431
--------------------                                  -----

(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code(603) 352-2502
                                                  --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES    XX                              NO
             ---                                   ----


The number of shares outstanding of each of the issuer's classes of common stock, $0.66 2/3 par value per share, as of September 30, 1995 was 7,087,555.



                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1995           1994
ASSETS
  Cash and due from banks                           $  26,458       $ 22,750
  Interest bearing deposits with other banks           11,641          3,250
  Federal Home Loan Bank of Boston stock                7,388          7,388
  Trading securities                                   22,758            236
  Securities available for sale                        15,952          8,234
  Securities held to maturity                         100,006        111,285
  Mortgage loans held for sale                         11,509          8,295
  Loans and leases                                    640,010        641,121
    Less allowance for loan and lease losses            7,796          7,558
                                                     --------       --------

            NET LOANS AND LEASES                      632,214        633,563
  Premises and equipment                               13,788         14,087
  Mortgage servicing rights                             4,232          4,207
  Goodwill and deposit base intangibles                 9,945         10,476
  Foreclosed real estate                                  854          1,271
  Other assets                                         22,674         14,162
                                                     --------       --------

                                                     $879,419       $839,204
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Interest bearing                                 $617,668       $585,587
    Noninterest bearing                                50,100         39,842
                                                     --------       --------

            TOTAL DEPOSITS                            667,768        625,429
  Short-term borrowed funds                            30,341         27,316
  Advances from Federal Home Loan Bank of Boston       76,701         92,201
  Other liabilities                                    15,034          7,685
                                                     --------       --------

            TOTAL LIABILITIES                         789,844        752,631

SHAREHOLDERS' EQUITY
  Preferred stock, 7.5% Series A Cumulative
    Convertible, par value $1.00 per share-issued
    and outstanding 192,769 shares at
    December 31, 1994                                       -            193
  Common stock, par value $.66 2/3 per
    share-authorized 22,500,000 shares, issued
    7,087,555 shares at September 30, 1995 and
    7,582,259 shares at December 31, 1994               4,725          5,055
  Paid-in capital                                      59,596         65,740
  Retained earnings                                    25,617         23,289
  Net unrealized losses on securities available
    for sale, after tax effects                          (363)          (506)
  Cost of 865,898 shares of common stock in
    treasury                                                -         (7,198)
                                                     --------       --------

            TOTAL SHAREHOLDERS' EQUITY                 89,575         86,573
                                                     --------       --------

                                                     $879,419       $839,204
                                                     ========       ========

Number of common shares outstanding (thousands)         7,088          6,716
                                                     ========       ========

Common shareholders' equity per share                $  12.64       $  12.36
                                                     ========       ========

See accompanying notes to unaudited consolidated financial statements.


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             THREE MONTHS       NINEMONTHS
                                                 ENDED              ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)       1995       1994   1995       1994

Interest and dividend income:
  Interest on loans and leases            $14,540   $11,493  $ 42,005 $33,118
  Interest on investment securities:
     Taxable                                1,389     1,414     4,182   4,322
     Tax-exempt                               238       239       763     536
                                           ------    ------    ------   -----

                                            1,627     1,653     4,945   4,858
  Interest and dividends on trading
   securities                                   1       475         6   1,722
  Dividends on marketable equity securities    54        59       182     160
  Other                                       177       214       592     596
                                           ------    ------    ------  ------

       TOTAL INTEREST AND DIVIDEND INCOME  16,399    13,894    47,730  40,454
                                           ------    ------    ------  ------

Interest expense:
 Interest on deposits                       6,410     4,832    18,825  14,173
 Interest on borrowings:
   Short-term                               1,727     1,313     4,629   3,252
   Long-term                                    3         3         8       8
                                           ------    ------    ------  ------

       TOTAL INTEREST EXPENSE               8,140     6,148    23,462  17,433
                                           ------    ------    ------  ------

       NET INTEREST AND DIVIDEND INCOME     8,259     7,746    24,268  23,021

Provision for loan and lease losses           345        50       975      62
                                           ------    ------    ------  ------
       NET INTEREST AND DIVIDEND INCOME
        AFTER PROVISION FOR LOAN AND
        LEASE LOSSES                        7,914     7,696    23,293  22,959
                                           ------     -----    ------  ------
Other income:
  Service charges on deposit accounts         562       414     1,654   1,197
  Loan servicing fees                         426       458     1,242   1,263
  Net gains (losses) on trading securities    273        11       791    (381)
  Net gains on investment securities           44         -       158      86
  Net gains on sales of loans                 178        12       392     444
  Leasing activities                          530       198     1,567     304
  Other                                       477       377     1,326   1,175
                                           ------     -----    ------  ------
                                            2,490     1,470     7,130   4,088
                                           ------     -----    ------  ------
Other expense:
  Salaries and employee benefits            3,528     3,420    10,467   9,800
  Occupancy expense                           492       435     1,418   1,351
  Equipment expense                           501       471     1,513   1,394
  Operation of foreclosed real estate          90       (70)      182     148
  FDIC deposit insurance                      (38)      359       687   1,049
  Goodwill and deposit base intangible
    amortization                              164       189       532     568
  Other                                     2,204     1,967     6,669   5,698
                                           ------    ------    ------  ------
                                            6,941     6,771    21,468  20,008
                                           ------    ------    ------  ------
       INCOME BEFORE INCOME TAXES           3,463     2,395     8,955   7,039
Income taxes                                1,275       843     3,201   2,643
                                           ------    ------    ------  ------
       NET INCOME                           2,188     1,552     5,754   4,396
Preferred stock dividends                       -        66        89     201
                                           ------    ------    ------  ------
       NET INCOME AVAILABLE TO
         COMMON STOCK                      $2,188    $1,486    $5.665  $4,195
                                           ======    ======    ======  ======
Weighted average common shares
 outstanding (thousands)                    7,083     6,670     6,919   6,661
                                           ======    ======    ======   =====
Earnings per common share:
    Primary                                $  .30    $  .22    $  .80   $ .63
                                           ======    ======    ======   =====
Fully diluted                              $  .30    $  .22    $  .79   $ .63
                                           ======    ======    ======   =====

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

                                                       NET
                                                   UNREALIZED
                                                    LOSSES ON
                                                    SECURITIES
            PREFERRED  COMMON  PAID-IN   RETAINED   AVAILABLE  TREASURY
              STOCK     STOCK  CAPITAL   EARNINGS   FOR SALE    STOCK   TOTAL

Balance at
Dec. 31,
1995          $193    $ 5,055  $65,740    $23,289  $ (506)  $(7,198)  $86,573

Net income       -          -        -      5,754       -         -     5,754
Common cash
 dividend
 declared-
 $.47 per
 share           -          -         -    (3,337)       -        -    (3,337)
Preferred cash
 dividend
 declared-$.4625
 per share       -          -         -       (89)       -        -       (89)
Issuance of
 common stock under
 stock option
 plan            -          23       282        -         -       -        305
Issuance of
 common stock
 under employee
 stock purchase
 plan            -          3         32        -         -        -        35
Issuance of common
 stock under
 dividend reinvestment
 plan            -         10        199        -          -       -       209
Fractional shares
 from 3 for 2
 stock split     -         (1)       (17)       -          -       -       (18)
Decrease in net
 unrealized
 losses on
 securities
 available
 for sale        -          -          -         -       143        -      143
Preferred
 stock
 converted to
 common stock (193)       212        (19)        -         -        -        -
Retirement of
 treasury
 shares          -       (577)    (6,621)        -         -     7,198       -
           -------    --------   -------   -------  --------  --------  -------
           $     -    $  4,725   $59,596   $25,617  $  (363)  $      -  $89,575
           =======    ========   =======   =======  ========  ========  ========


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)


                                                                  NINE MONTHS
                                                                    ENDED
                                                                 SEPTEMBER 30,
(IN THOUSANDS)                                                   1995    1994
OPERATING ACTIVITIES
  Net income                                                 $ 5,754    $4,396
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            2,230     2,188
      Provision for loan and lease losses                        975        62
      Provision for foreclosed real estate losses                  -       188
      Loans originated and acquired for sale                 (88,036) (105,882)
      Principal balance of loans sold                         84,822   114,120
      Net gain on sale of foreclosed real estate                 (36)     (220)
      Net gain on investment securities                         (155)      (86)
      Net deferred income tax                                  1,840         7
      Net decrease (increase) in trading securities          (22,522)   13,049
      Other                                                   (3,281)   (2,217)
                                                             -------   -------

        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (18,409)   25,605
                                                             -------   -------

INVESTING ACTIVITIES
  Proceeds from sales and maturities of securities
    available for sale                                         2,724    24,284
  Purchases of securities available for sale                 (10,281)  (26,012)
  Proceeds from maturities of securities held to maturity     19,070    15,956
  Purchases of securities held to maturity                    (7,948)  (22,271)
  Proceeds from  sales of, or payments on,
    foreclosed real estate                                       477       801
  Purchase of Federal Home Loan Bank of Boston stock               -    (2,881)
  Net decrease (increase) in interest bearing deposits
    with other banks                                          (8,391)    8,664
  Net decrease (increase) in loans and leases                    310   (54,711)
  Purchases of premises and equipment                         (1,073)   (3,294)
                                                             -------   -------
        NET CASH USED BY INVESTING ACTIVITIES                 (5,112)  (59,464)
                                                             -------   -------
FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing
    deposits and savings accounts                            (20,721)    3,963
  Net increase (decrease)in time certificates of deposit      63,060   (11,233)
  Net increase (decrease) in short-term borrowings             3,025     3,202
  Net increase (decrease) in short-term advances from the
    Federal Home Loan Bank of Boston                         (15,500)   42,136
  Common cash dividends paid                                  (3,077)   (2,373)
  Preferred cash dividends paid                                  (89)     (201)
  Proceeds from issuance of common stock under
    employee stock purchase plan                                  35       109
  Proceeds from issuance of common stock under
    dividend reinvestment plan                                   209         -
  Proceeds from issuance of common stock under
    stock option plan                                            305       163
  Payments of fractional shares from 3 for 2 stock split         (18)        -
                                                             -------   -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             27,229    35,766
                                                              ------   -------
        DECREASE IN CASH AND DUE FROM BANKS                    3,708     1,907
Cash and cash equivalents at beginning of period              22,750    20,852
                                                             -------   -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD           $26,458   $22,759
                                                             =======   =======
SUPPLEMENTARY INFORMATION:
  Interest paid on deposit accounts                          $18,433   $14,234
  Interest paid on borrowed funds                              4,271     3,142
  Income taxes paid                                            3,086     1,510
  Net decrease in due to broker                                    -      (699)
  Net increase in due from broker                                  -    13,207
  Transfer from securities available for sale to securities
    held to maturity                                               -    16,575
  Transfers from loans to foreclosed real estate               1,795       490

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1995

NOTE A-BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX CORPORATION (the Company) annual report on Form 10-K for the year ended December 31, 1994.

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

The carrying value and estimated fair value of investment securities at September 30, 1995 and December 31, 1994, follows:


                                          SEPTEMBER 30,         DECEMBER 31,
                                              1995                  1994
                                        CARRYING     FAIR    CARRYING     FAIR
(IN THOUSANDS)                            VALUE     VALUE      VALUE     VALUE

Securities available for sale,
 at fair value                         $ 15,952   $15,952    $  8,234   $ 8,234
Securities held to maturity, at
 amortized cost                         100,006    99,094     111,285   104,594
                                       --------   -------    --------   -------

                                       $115,598   $115,046   $119,519   $112,828
                                       ========   ========   ========   ========


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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                               SEPTEMBER 30, 1995

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

 . INTEREST RATE EXCHANGE AGREEMENTS:

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

 . FINANCIAL FUTURES CONTRACTS:

  Interest rate futures contracts are entered into by the Company as hedges against interest rate risk in its trading securities portfolio. These instruments are marked to fair value with changes in value recorded through the consolidated statement of income.

 . FINANCIAL OPTIONS CONTRACTS:

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

The detail on the specific financial instruments used is as follows:


     INTEREST RATE EXCHANGE AGREEMENTS

     Commencing in 1993, the Company entered into agreements to exchange interest rate cash flows with approved counterparties. Swap agreements outstanding at September 30, 1995 are as follows:


        ASSETS        INTEREST      INTEREST   NOTIONAL    MATURITY  UNREALIZED
        HEDGED        RECEIVED        PAID      AMOUNT         DATE       LOSS
     (IN THOUSANDS)

     Mortgage loans   Fixed - 5.50%  Variable - $25,000    11/23/96    $(125)
      held in portfolio             6 mo. LIBOR
                                   (Rate: 6.1875%)


     The effect of this swap agreement is to lengthen the repricing period of certain variable-rate mortgage loans.

     FINANCIAL OPTIONS CONTRACTS

     The Company uses financial options to hedge interest rate exposure generally on secondary mortgage market operations mortgage loans held for sale. At September 30, 1995, the Company held put options (the option to sell securities at a stated price within a specified term) on 30-year Treasuries totaling $9 million (unrealized loss of $123,250) extending through December 1995 for mortgage loans held for sale.

Net gains (losses) on trading securities, included separately in the consolidated statements of income, are summarized as follows:

                                    THREE MONTHS        NINE MONTHS
                                       ENDED               ENDED
SEPTEMBER 30 (IN THOUSANDS)        1995     1994      1995       1994

Mortgage-backed securities        $    -    $   80    $     -    $(2,973)
Other debt securities                  -         1          -          3
Equity securities                    273       162         791       206
Futures, options and swaps             -      (232)         -      2,383
                                  ------    ------     -------    ------

                                  $  273    $   11    $    791     (381)
                                  ======    ======    ========    ======


The following table provides a rollforward of the notional amounts on each type of financial instrument used by the Company to manage interest rate risk for the periods indicated:


                                                  INTEREST         FINANCIAL
                                                    RATE             OPTIONS
                                                   EXCHANGE         CONTRACTS
     (IN THOUSANDS)                              AGREEMENTS      (LONG POSITION)


     Balance at December 31, 1994                  $25,000           $ 6,000

     Contracts:
       New                                               -            39,000
       Terminated                                        -           (14,000)
       Expired                                           -           (22,000)
                                                   -------           -------
     Balance at September 30, 1995                 $25,000           $ 9,000
                                                   =======           =======

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


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                               SEPTEMBER 30, 1995

NOTE E-ACCOUNTING CHANGE AND RECLASSIFICATION

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (`SFAS'') No. 114, ``Accounting by Creditors for Impairment of a Loan'. The Statement defines an impaired loan as a loan for which it is probable that the lender will not be able to collect all amounts due according to the contractual terms of the loan agreement. An impaired loan is required to be measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Company's loans which have been identified as impaired loans are maintained on nonaccrual status whereby interest income is recognized only when received.

The Statement is applicable to all creditors and to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment and loans that are measured at fair value. Accordingly, the Company has not applied SFAS No. 114 to its consumer loans and residential real estate which are collectively evaluated for impairment.

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

At September 30, 1995, the recorded investment in impaired loans and leases totaled $10,049,000, of which $3,028,000 related to loans with no valuation allowance and $7,021,000 related to loans and leases with a corresponding valuation allowance of $3,684,000.

ACCOUNTING FOR MORTGAGE SERVICING RIGHTS

On May 12, 1995, the Financial Accounting Standards Board (`FASB'') issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 is an amendment of SFAS No. 65, Accounting for Certain Mortgage Banking Activities. SFAS No. 122 applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained and to impairment evaluations of all amounts capitalized as mortgage servicing rights, including those purchased before the adoption of SFAS No. 122. Earlier application is encouraged. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of SFAS No. 122 is prohibited.

In the second quarter of 1995, the Company adopted SFAS No. 122 as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995.


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                               SEPTEMBER 30, 1995

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

The acquisition was accounted for as a pooling-of-interest and, accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Orange Savings Bank for all periods presented. Previously reported information is as follows:


THREE MONTHS ENDED SEPTEMBER 30, 1994         CFX                 ORANGE
(IN THOUSANDS, EXCEPT PER SHARE DATA)      CORPORATION         SAVINGS BANK

Net interest and dividend income             $6,903               $  843
Provision for loan and lease losses              50                    -
Other income                                  1,397                   73
Other expense                                 6,156                  615
Income taxes                                    724                  119
Net income                                    1,370                  182
Preferred dividends                              66                    -
Net income available to common stock          1,304                  182
Earnings per common share                       .22                  .23
Cash dividends declared                         .15                  .04

NINE MONTHS ENDED SEPTEMBER 30, 1994          CFX                 ORANGE
(IN THOUSANDS, EXCEPT PER SHARE DATA)      CORPORATION         SAVINGS BANK

Net interest and dividend income             $20,615              $2,406
Provision for loan and lease losses              50                   12
Other income                                  3,862                  226
Other expense                                18,254                1,754
Income taxes                                  2,298                  345
Net income                                    3,875                  521
Preferred dividends                             201                    -
Net income available to common stock          3,674                  521
Earnings per common share                       .63                  .68
Cash dividends declared                         .41                  .12

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-CONT'D.
                               SEPTEMBER 30, 1995

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


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995

GENERAL


All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-
Q. All references in the discussion to financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX CORPORATION is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX BANK, headquartered in Keene, New Hampshire and Orange Savings Bank, headquartered in Orange, Massachusetts.

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

FINANCIAL CONDITION

LOANS AND LEASES

The table below sets forth the composition of the Company's loan and lease portfolio at the dates indicated:

                                           SEPTEMBER 30,       DECEMBER 31,
     (DOLLARS IN THOUSANDS)                   1995                1994
                                                      % OF             % OF
                                      BALANCES  PORTFOLIO  BALANCES PORTFOLIO
      Real estate:
        Residential                    $436,910    68.27%  $447,940   69.87%
        Construction                      5,312      .83      7,636    1.19
        Commercial                       85,779     13.40    82,825   12.92
      Commercial, financial, and
        agricultural                     52,110      8.14    48,020    7.49
      Warehouse lines of credit to
        leasing companies                 5,348       .84    15,339    2.39
      Consumer and other                 54,551      8.52    39,361    6.14
                                        -------   -------   -------  ------

                                        640,010    100.00%  641,121  100.00%
                                                    ======            ======
      Less allowance for loan and
        lease losses                      7,796               7,558
                                        -------            --------

          Net loans                    $632,214            $633,563
                                       ========            ========

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1995


LOANS AND LEASES - Cont'd.

Total loans and leases were $640,010,000, or 73% of total assets, at September 30, 1995, compared with $641,121,000, or 76% of total assets, at December 31, 1994.

The increase in commercial and consumer lending was offset by a decline in residential and construction real estate loans, along with a decline of warehouse lines of credit to leasing companies. In January and September of 1995, CFX FUNDING completed the facilitation of its two lease portfolio securitizations. Leases securitized in 1995 totaled approximately $36,019,000 with outstanding loan balances of approximately $28,013,000. In addition to the two lease securitizations in 1995, the Company sold lease portfolios that totaled approximately $ 12,957,000 with outstanding loan balances of approximately $10,328,000.

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

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:



                                              SEPTEMBER 30,    DECEMBER 31,
     (DOLLARS IN THOUSANDS)                       1995          1994 (1)

      Nonaccrual (nonperforming) loans          $8,937           $ 7,801
      Foreclosed real estate                       903             1,465
      Valuation allowance on foreclosed
        real estate                                (49)             (194)

          Total nonperforming assets            $9,791           $ 9,072
                                                ======           =======
      Nonperforming loans as a percent of total
        loans and leases                          1.40%             1.22%
                                               =======           =======
      Nonperforming assets as a percent
        of total assets                           1.11%             1.08%
                                              ========           =======

(1) As reclassified to conform with the adoption of SFAS No. 114, `Accounting by Creditors for Impairment of a Loan'', on January 1, 1995. See Note E to the unaudited consolidated financial statements.


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1995

RISK ELEMENTS - Cont'd.

The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:


                                        SEPTEMBER 30,         DECEMBER 31,
     (DOLLARS IN THOUSANDS)                 1995                 1994
                                                  % OF                 % OF
                                    BALANCES  PORTFOLIO  BALANCES PORTFOLIO
      Nonperforming loans:
        Real estate:
          Residential                $ 4,943     55.3%    $ 4,977     63.8%
          Commercial                   2,010     22.5       1,799     23.1
        Commercial, financial, and
          agricultural                 1,885     21.1       1,007     12.9
        Consumer and other                99      1.1          18       .2
                                     -------   ------     -------   ------

                                       8,937    100.0%      7,801    100.0%
                                     -------   ======     -------    =====

        Foreclosed real estate:
          Residential                    485     56.8%        783     61.6%
          Construction                   178     20.8         330     26.0
          Commercial                     240     28.1         352     27.7
          Valuation allowance            (49)    (5.7)      (194)    (15.3)
                                     --------  -------    ------    ------

                                         854    100.0%      1,271    100.0%
                                     -------   ======     -------   ======

         Total nonperforming assets  $ 9,791              $ 9,072
                                     =======              =======

The following table provides a rollforward of the Company's foreclosed real estate for the periods indicated:


     NINE MONTHS ENDED SEPTEMBER 30,  (IN THOUSANDS)    1995          1994


     Balance at beginning of period                   $1,985         $3,810
     Reclassification, net, to nonperforming loans
      to reflect adoption of SFAS No. 114               (714)        (2,068)
                                                       -----        -------

     Balance at beginning of period, as reclassified   1,271          1,742
     Additions                                         1,795            490
     Provision for losses                                  -          (188)
     Sales and other                                  (2,212)         (773)
                                                      ------         -----
     Balance at end of period                        $  854         $1,271
                                                      ======         ======


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1995

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

Changes in the allowance for loan and lease losses are as follows:


     NINE MONTHS ENDED SEPTEMBER 30,
     (IN THOUSANDS)                                       1995         1994


      Balance at beginning of period                     $7,558       $7,952
      Provision for loan and lease losses                   975           62
      Loans charged-off                                    (962)        (828)
      Recoveries of loans previously charged-off            225          325
                                                         ------       ------
      Balance at end of period                           $7,796       $7,511
                                                         ======       ======
      Allowance for loan and lease losses
        as a percent of total loans and leases            1.22%         1.27%
                                                         ======        ======
      Allowance for loan and lease losses as a
        percent of total nonperforming loans              87.23%       87.98%
                                                         ======       ======


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

To determine the success of these activities, the Company calculated a total return consisting of interest income and fair value changes of the investments and hedge instruments net of interest expense incurred in funding the activities. Hedge instruments, primarily including futures and options contracts and interest rate swap agreements, were used to produce a net asset duration of nine months or less. Settled positions were funded with borrowings of similar duration to the net asset duration.

The following table illustrates the results of this program for the periods indicated:


                                                   THREE MONTHS   NINE MONTHS
     SEPTEMBER 30, 1994 (DOLLARS IN THOUSANDS)        ENDED          ENDED

     Interest income                                $    472       $  1,719
     Interest expense                                    378          1,149
                                                    --------       --------

     Net interest income                                  94            570
     Fair value change                                  (151)          (587)
                                                    ---------     ---------
     Total return                                   $    (57)           (17)
                                                    ========       ========

     Average investment                             $ 46,294       $ 63,956
                                                    ========       ========

     Percentage return on average investment
      (annualized)                                    (.49%)          (.04%)
                                                    =======        ========

DEPOSITS AND BORROWED FUNDS

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:


NINE MONTHS ENDED SEPTEMBER 30,                1995                1994
(DOLLARS IN THOUSANDS)                    AMOUNT   RATES      AMOUNT   RATES

Noninterest bearing demand deposits      $47,497      -      $ 34,855      -
Regular savings deposits                121,663    3.01%      134,654   2.55%
NOW & money market deposits             178,697    2.22       209,525   2.36
Time deposits                           288,362    5.37       236,368   4.46
                                        -------              --------

  Total retail deposits                 636,219    3.64       615,402   3.07
Brokered time deposits                   32,375    6.28           672   4.58
                                        -------   -----       -------   ----

  Total deposits                       $668,594   3.76%      $616,074   3.08%
                                       ========   =====      ========   ====



Over the past twelve months, the Company has increased average demand deposits by $12,642,000 and average interest bearing rental deposits by $8,175,000. The majority of the increase in overall deposits is the result of two de-novo New Hampshire branches opened in Gilford (December, 1994) and Manchester (June,
1995). In addition, as a result of fixed rate deposits (time deposits) becoming more attractive to our customers, the Company has experienced a shift in deposits from shorter-term variable rate deposits (savings, NOW, and money market accounts) to longer-term fixed rate deposits.

The increase in brokered deposits funded asset growth and offset a decline in advances from the Federal Home Loan Bank of Boston.


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                               SEPTEMBER 30, 1995

SHAREHOLDERS' EQUITY

The following table summarizes shareholders' equity at the dates indicated:

                                                SEPTEMBER 30,  DECEMBER 31,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)         1995           1994
       AMOUNT                                 SHARES  AMOUNT    SHARES(1)
      Common shareholders' equity            $89,575  7,088   $83,007  6,716
      Preferred shareholders' equity               -      -     3,566    213
                                             -------  -----    ------   ----

           Total shareholders' equity        $89,575  7,088    $86,573  6,929
                                             =======  =====    =======  =====
      Common shareholders' equity per share  $ 12.64           $12.36
                                             =======           ======
      Preferred shareholders' equity
         per share                           $     -           $16.74
                                             -------           ------

      Shareholders' equity per share,
        assuming conversion of all
        preferred shares to common           $ 12.64           $12.49
                                             =======           ======


Shareholders' equity increased by $3,002,000 as of September 30, 1995 from $86,573,000 at December 31, 1994 to $89,575,000 at September 30, 1995. The
increase was due to $5,754,000 in net income, issuance of $35,000 in common stock under the employee stock purchase plan, issuance of $305,000 in common stock under the stock option plan, issuance of $209,000 in common stock under the dividend reinvestment program, a $143,000 decrease in net unrealized losses on securities available for sale; offset by $18,000 paid for fractional shares on a 3 for 2 stock split, and $3,337,000 and $89,000 in common and preferred cash dividends, respectively.



(1) Reflects 192,769 preferred shares outstanding, as adjusted for the conversion factor of 1.1025.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                               SEPTEMBER 30, 1995

RESULTS OF OPERATIONS - GENERAL

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these securities have been restated to a taxable-equivalent basis (using a 38.62% tax rate). The taxable-equivalent income adjustments are $150,000 for the three months ended September 30, 1995 and 1994, and $480,000 and $337,000 for the nine months ended September 30, 1995 and 1994, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.


THREE MONTHS ENDED SEPTEMBER 30,       1995                     1994
                                     INTEREST                 INTEREST
                              AVERAGE INCOME/ YIELD/   AVERAGE INCOME/  YIELD/
(DOLLARS IN THOUSANDS)        BALANCE EXPENSE RATE     BALANCE  EXPENSE  RATE

ASSETS

Interest and dividend
 earning assets:
   Loans and leases         $668,355   $14,541  8.63% $594,487 $11,493   7.67%
   Taxable securities        114,230    1,443   5.01   146,471   1,948   5.28
   Tax-exempt securities      21,019      388   7.32    24,025     389   6.42
   Other                      10,197      177   6.89    14,076     214   6.03
                            --------   ------          ------- -------

 Total interest earning
   assets                    813,801   16,549   8.07   779,059  14,044   7.15
                                       ------                  -------

 Noninterest earning assets   65,553                    77,471
                            --------                  --------
    Total                   $879,354                  $856,530
                            ========                  ========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Interest bearing liabilities:
   Savings deposits         $291,844    1,834   2.49  $345,239   2,112   2.43
   Time deposits             321,009    4,576   5.66   235,118   2,648   4.47
   Advances from Federal
     Home Loan Bank of Boston 80,477    1,267   6.25   107,038   1,306   4.84

   Other borrowed funds       33,444      463   5.49    10,073      82   3.23
                              ------   ------          ------- -------
 Total interest bearing
   liabilities                726,774   8,140   4.44   697,468   6,148   3.50
                                       ------                  -------
 Noninterest bearing liabilities:

   Demand deposits            48,481                    45,489
   Other                      14,053                    27,114
   Shareholders' equity       90,046                    86,459
                            --------                  --------

   Total                    $879,354                  $856,530
                            ========                  ========
 Net interest and
   dividend income                     $8,409                  $ 7,896
                                       ======                  =======

 Interest rate spread                           3.63%                    3.65%
 Net interest margin                            4.10%                    4.02%


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                               SEPTEMBER 30, 1995

RESULTS OF OPERATIONS - GENERAL - (Cont'd.)


NINE MONTHS ENDED SEPTEMBER 30,         1995                     1994
                                     INTEREST                 INTEREST
                              AVERAGE INCOME/ YIELD/   AVERAGE INCOME/  YIELD/
(DOLLARS IN THOUSANDS)        BALANCE EXPENSE  RATE    BALANCE  EXPENSE  RATE

ASSETS
 Interest and dividend earning assets:

   Loans and leases         $659,879  $42,005   8.51% $576,953 $33,118   7.67%
   Taxable securities        111,205    4,370   5.25   154,658   6,204   5.36
   Tax-exempt securities      23,138    1,243   7.18    18,163     873   6.43
   Other                      11,820      592   6.70    13,977     596   5.70
                              ------   ------          ------- -------
 Total interest earning
   assets                    806,042   48,210   8.00   763,751  40,791   7.14
                                       ------                  -------
 Noninterest earning assets   66,599                    90,055
                            --------                  --------

    Total                   $872,641                  $853,806
                            ========                  ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Interest bearing liabilities:

   Savings deposits         $300,360    5,715   2.54  $344,179   6,272   2.44
   Time deposits             320,737   13,110   5.46   237,040   7,901   4.46
   Advances from Federal
    Home Loan Bank of Boston  70,516    3,324   6.30    94,828   3,008   4.24

   Other borrowed funds       31,282    1,313   5.61    11,833     252   2.85
                              ------   ------          ------- -------
 Total interest bearing
   liabilities               722,895   23,462   4.34   687,880  17,433   3.39
                                       ------                  -------
 Noninterest bearing liabilities:

   Demand deposits            47,497                    34,855
   Other                      13,365                    45,972
   Shareholders' equity       88,884                    85,099
                              ------                   -------
   Total                    $872,641                   $853,806
                            ========                   ========
 Net interest and
   dividend income                     $24,748                 $23,358
                                       =======                 =======

 Interest rate spread                           3.66%                    3.75%
 Net interest margin                            4.10%                    4.09%


                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1995

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

                         FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                SEPTEMBER 30                 SEPTEMBER 30
                               1995 VS. 1994                1995 VS. 1994
                         INCREASE (DECREASE)DUE TO   INCREASE (DECREASE) DUE TO
(IN THOUSANDS)           VOLUME      RATE     NET     VOLUME     RATE      NET

Interest and dividends earned on:

  Loans and leases        $1,519   $1,529   $3,048      $5,044   $3,843  $8,887
  Investments              (462)     (44)    (506)     (1,450)     (14)  (1,464)
  Other                     (65)      28      (37)       (100)      96       (4)
                          -----    -----    -----       -----    -----   ------

  Total interest and
    dividend income         992    1,513    2,505       3,494    3,925    7,419
                          -----    -----    -----       -----    -----   ------
Interest paid on:

  Savings and time
    deposits                786      864    1,650       2,375    2,277    4,652
  Borrowed funds           (75)      417      342        (232)   1,609    1,377
                          -----    -----    -----       ------   -----   ------
  Total interest expense    711    1,281    1,992       2,143    3,886    6,029
                          -----    -----    -----       -----    -----   ------

  Change in net interest
    and dividend income   $ 281    $ 232    $ 513       $1,351   $  39   $1,390
                          =====    =====    =====       ======   =====   ======


NET INCOME & NET INCOME AVAILABLE TO COMMON STOCK

Net income for the three and nine months ended September 30, 1995 was $2,188,000 and $5,754,000, respectively, compared to $1,552,000 and $4,396,000, respectively for the same periods a year ago. Net income available to common stock for the three and nine months ended September 30, 1995 was $2,188,000, or $.30 per share and $5,665,000, or $.80 per share, respectively, compared with $1,486,000, or $.22 per share and $4,195,000, or $.63 per share, respectively, for the corresponding periods a year ago.

The increase in earnings was primarily due to increased core earnings (net interest and noninterest income). The stronger core earnings are the result of an $48 million, or 8.06%, increase in loans and leases over the past twelve months, and an increased focus on the generation of noninterest income. However, a portion of the increase in core earnings was offset by a higher provision for loan and lease losses and higher operating expenses in 1995 compared to 1994.

Total core earnings were $10,749,000 and $31,398,000, respectively, for the three and nine months ended September 30, 1995, compared to $9,216,000 and $27,109,000, respectively, for the same periods a year ago. The Company's net interest margin of 4.10% for the three months ended September 30, 1995 increased from 4.02% for the corresponding period a year ago.

Contributing to the increase in noninterest income was the adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights. In the second quarter of 1995, the Company adopted this SFAS as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995.

NET INTEREST AND DIVIDEND INCOME

Taxable-equivalent net interest income was $8,409,000 and $24,748,000, respectively, for the three and nine months ended September 30, 1995, compared to $7,896,000 and $23,358,000 for the same periods a year ago. The increase in net interest income in the 1995 periods was principally due to higher average interest earning assets and higher demand deposits.

The increase in average interest earning assets resulted principally from growth in loans and leases (see `Financial Condition - Loans and Lease'' section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread in the 1995 periods declined from the 1994 periods principally as a result of increases in the cost of deposits and borrowed funds. In addition to interest rates paid for certificates of deposit increasing over the last nine months, the Company's deposit customers have shifted funds from variable rate deposits (savings, NOW, and money market accounts) to the higher rate certificate accounts. Although the interest rate spread declined in 1995, the net interest margin remained constant in the 1995 periods compared to the 1994 periods as a result of the increase in demand deposits in 1995 compared to 1994.

Falling short-term interest rates are having, and are anticipated over the near term to continue to cause compression with the Company's interest rate spread and net interest margin due to interest earning assets repricing more rapidly than interest bearing liabilities. This expectation is based on the fact that one year adjustable rate mortgages will begin repricing to lower market rates while deposit rates are not likely to decrease as rapidly in a lower interest rate environment. In addition, with fully indexed adjustable rate mortgage loans carrying higher interest rates than new 30-year fixed rate mortgage, the Company may experience higher prepayments from adjustable rate mortgages refinancing to a fixed rate mortgages, and therefore, requiring the Company to reinvest the cash flows at lower yields.


PROVISION FOR LOAN AND LEASE LOSSES

The amount of provision for loan and lease losses is determined by management through its periodic review of the Company's loan portfolio. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience.

The provision for loan and lease losses for the three and nine months ended September 30, 1995, was $345,000 and $975,000, respectively, compared to $50,000 and $62,000, respectively for the same periods a year ago. The higher provision for loan and lease losses in 1995 is principally the result of continued growth in the loan portfolio, the change in loan mix from residential to commercial and consumer, and the higher net charge-offs in 1995 compared to 1994. Total net charge-offs amounted to $737,000 for the nine months ended September 30, 1995, compared to $503,000 for the same period a year ago.

At September 30, 1995, nonperforming loans stood at $8,937,000, or 1.40% of total loans and leases, compared to $7,801,000, or 1.22% of total loans and leases, as of December 31, 1994. The allowance for loan and lease losses as a percentage of nonperforming loans as of September 30, 1995 and December 31, 1994 amounted to 87.23% and 96.89%, respectively.

OTHER INCOME

Other income for the three and nine months ended September 30, 1995 totaled $2,490,000 and $7,130,000, respectively, compared to $1,470,000 and $4,088,000, respectively, for the same periods a year ago.

The net gains (losses) on trading securities between the 1995 and 1994 periods are summarized as follows:


                                   THREE MONTHS              NINE MONTHS
                                       ENDED                    ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
(IN THOUSANDS)                   1995        1994        1995        1994

Wholesale leverage program       $    -      $ (151)    $    -       $ (587)
Other trading activities            273         162        791          206
                                 ------      ------     ------       ------

                                 $  273      $   11     $  791       $ (381)
                                 ======      ======     ======       ======

For a discussion on the Company's wholesale leverage program, see the `Financial Condition'' section of this Management's Discussion and Analysis.

The increase in service charges on deposit accounts is due to an increase in fees and enhanced collection practices. Lower gains on the sale of loans for the first nine months of 1995 is due to lower volumes in the first half of 1995 generated by the Company's mortgage banking subsidiary, CFX MORTGAGE. The lower volumes are directly related to the increased interest rate environment and the corresponding lower consumer demand for loan products. However, in the third quarter of 1995 interest rates decreased and volumes increased, realizing increased gains on the sale of loans. The lower gains on the sale of loans in 1995 was offset in the second quarter through the implementation of SFAS No. 122, `Accounting for Mortgage Servicing Rights.'' (See ``Note E'' to the `Unaudited Notes'' to consolidated financial statements.) In the second quarter of 1995, the Company adopted SFAS No. 122 as of January 1, 1995, which resulted in a $152,000 increase in gains on the sales of loans. Of the total recognized in the second quarter of 1995 from the adoption of SFAS No. 122, $43,000 was related to mortgage servicing rights generated in the first quarter of 1995. The increase in other income from leasing activities is due principally to fees generated by CFX FUNDING and the amortization of deferred credits relating to an investment in lease residuals.

OTHER EXPENSE

Other expense for the three and nine months ended September 30, 1995 totaled $6,941,000 and $21,468,000, respectively, compared to $6,771,000 and $20,008,000 for the same periods a year ago. The increase in other expense was primarily attributable to the increase in salaries and employees benefits, losses on the sale of real estate investment properties in the first and second quarters of 1995, and costs incurred in connection with the acquisition of Orange Savings Bank. The higher salaries and employee benefits are the result of normal salary adjustments, higher medical costs and lower deferred salary costs in CFX MORTGAGE pertaining to loan origination. In addition, contributing to the higher salary and employee benefits was an increase in capacity in both commercial and consumer lending, along with new employees hired for the de novo New Hampshire branches opened in Gilford (December 1994) and Manchester (June 1995).

However, the above increases in other expense were offset by a $424,000 (pre-tax) insurance premium refund from the Federal Deposit Insurance Corporation
(FDIC). The FDIC's Bank Insurance Fund (BIF) surpassed its congressionally mandated reserve ratio of 1.25 percent of insured deposits during the month of May, 1995.The new assessment rate schedule for the BIF, which substanti-ally lowers rates for most banks, thus became effective June 1, 1995, enabling the FDIC to refund excess premiums already paid by BIF-insured institutions for the four-month period June 1, 1995 to September 30, 1995.
It is estimated that the reduced insurance premium on an annual basis will save the Company approximately $1.2 million (pre-tax).

INCOME TAX

Income taxes for the three and nine months ended September 30, 1995 were 36.82% and 35.75% of pretax income, respectively, compared to 35.20% and 37.55%, respectively, of pretax income for the same periods a year ago. The effective tax rates for the nine months ended September 30, 1995 were lower because of higher tax-exempt income, tax credits pertaining to low-income housing and the reversal of a $117,000 valuation allowance relating to Orange Savings Bank's capital loss carryforward.

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

LIQUIDITY

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios and Federal Home Loan Bank of Boston borrowings are the primary sources of asset liquidity. At September 30, 1995 interest bearing deposits with other banks totaled $11,641,000 and trading and available for sale securities totaled $38,710,000.

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

As of September 30, 1995, the Company's Tier 1 capital to asset ratio was 9.16%. In addition, the Company's Tier 1 to risk-weighted asset ratio and total capital to risk-weighted asset ratios were 15.33% and 16.60%, respectively.


                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                               SEPTEMBER 30, 1995

ITEM 1 - LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company, its subsidiaries, or any directors, officers, affiliates or any owner of ecord or beneficiary of more than five percent (5%) of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or its subsidiaries or has a material interest adverse to the Company or its subsidiaries.

ITEM 2 - CHANGES IN SECURITIES

      Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable

ITEM 5 - OTHER INFORMATION

      Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits

         EXHIBIT
         NUMBER               DESCRIPTION
         ------               -----------
           27         Financial Data Schedule

         99.1         Computation of Equivalent Shares and Per Share Earnings

      (b)Reports on Form 8-K

         (i)   None


                        CFX CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CFX CORPORATION


November 14, 1995             /S/ Mark A. Gavin
                              ------------------------------
                              Mark A. Gavin
                              Authorized Officer
                              Chief Financial Officer


                                CFX CORPORATION
            COMPUTATION OF EQUIVALENT SHARES AND PER SHARE EARNINGS

                     (In thousands, except per share data)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,   1995                 1994
                                                FULLY                FULLY
                                    PRIMARY     DILUTED   PRIMARY    DILUTED
Equivalent shares:

 Average shares outstanding           7,083      7,083      6,670     6,670

 Additional shares due to stock
   options                              252        287          -         -
                                    -------     ------    -------    ------


      Total equivalent shares         7,335      7,370      6,670     6,670
                                    =======     ======    =======    ======

Earnings per share:

 Net income                         $ 2,188     $2,188    $ 1,552    $1,552
   Less: Preferred stock dividends        -          -         66        66
                                    -------     ------    -------    ------

 Net income available to
   common stock                     $ 2,188     $2,188    $ 1,486    $1,486
                                    =======     ======    =======    ======

      Total equivalent shares         7,335      7,370      6,670     6,670
                                    =======     ======    =======    ======

Earnings per common share           $   .30     $ 0.30    $   .22    $  .22
                                    =======     ======    =======    ======

FOR THE NINE MONTHS ENDED SEPTEMBER 30,    1995                 1994
                                                FULLY                FULLY
                                    PRIMARY     DILUTED   PRIMARY    DILUTED

Equivalent shares:

 Average shares outstanding           6,919      6,919      6,661     6,661

 Additional shares due to stock
   options                              194        285          -         -
                                    -------     ------    -------    ------

      Total equivalent shares         7,113      7,204      6,661     6,661
                                    =======     ======    =======    ======

Earnings per share:

 Net income                         $ 5,754     $5,754    $ 4,396    $4,396
   Less: Preferred stock dividends       89         89        201       201
                                    -------     ------    -------    ------
 Net income available to
   common stock                     $ 5,665     $5,665    $ 4,195    $4,195
                                    =======     ======    =======    ======

      Total equivalent shares         7,113      7,204      6,661     6,661
                                    =======     ======    =======    ======

Earnings per common share           $   .80     $ 0.79    $   .63    $  .63
                                    =======     ======    =======    ======


[ARTICLE] 9
[LEGEND]
This schedule contains summary information extracted from financial statements and footnotes of the September 30, 1995 Form 10-Q and is qualified in its entirety by reference to such filing.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               SEP-30-1995
[CASH]                                          26,458
[INT-BEARING-DEPOSITS]                          11,641
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                22,758
[INVESTMENTS-HELD-FOR-SALE]                     15,952
[INVESTMENTS-CARRYING]                         100,006
 [INVESTMENTS-MARKET]                           99,094
[LOANS]                                        640,010
[ALLOWANCE]                                      7,796
[TOTAL-ASSETS]                                 879,419
[DEPOSITS]                                     667,768
[SHORT-TERM]                                   106,841
[LIABILITIES-OTHER]                             15,034
[LONG-TERM]                                        201
[COMMON]                                         4,725
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      84,850
[TOTAL-LIABILITIES-AND-EQUITY]                 879,419
[INTEREST-LOAN]                                 42,005
[INTEREST-INVEST]                                5,133
[INTEREST-OTHER]                                   592
[INTEREST-TOTAL]                                47,730
[INTEREST-DEPOSIT]                              18,825
[INTEREST-EXPENSE]                               4,637
[INTEREST-INCOME-NET]                           24,268
[LOAN-LOSSES]                                      975
[SECURITIES-GAINS]                                 949
[EXPENSE-OTHER]                                 21,468
[INCOME-PRETAX]                                  8,955
[INCOME-PRE-EXTRAORDINARY]                       8,955
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     5,754
[EPS-PRIMARY]                                      .80
[EPS-DILUTED]                                      .79
[YIELD-ACTUAL]                                    8.00
[LOANS-NON]                                      8,937
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                 7,558
[CHARGE-OFFS]                                      962
[RECOVERIES]                                       225
[ALLOWANCE-CLOSE]                                7,796
[ALLOWANCE-DOMESTIC]                             7,796
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          1,262