Form 10-Q/A
period 1995-09-30
CFX CORP
filed 1995-12-27
CIK 800042

December 27, 1995





Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D. C. 20549-1004

Attention: Filing Desk, Stop 1-4

Re: CFX CORPORATION File No. 01-15079/Quarterly Report on Form 10-Q/A,
   Amendment No. 1

Gentlemen:

The Corporation herewith delivers for filing under the Securities Exchange Act of 1934, as amended the following Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 1995, filed with respect to the Corporation.

This amendment reflects the inclusion of Exhibit 27, Financial Data Schedule for the period ending September 30, 1995 which was previously attached in the initial 10-Q filing, but not as a separate document.

                                   Sincerely,


                                   /S/ Mark A. Gavin
                                   Chief Financial Officer
MAG:eg




                                  FORM 10-Q/A

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


                              CFX CORPORATION







December 27, 1995             /S/ Mark A. Gavin
                              ------------------------------

                              Mark A. Gavin
                              Authorized Officer