Form 10-K405
period 1995-12-31
CFX CORP
filed 1996-04-01
CIK 800042

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year     Commission file number:
         ended:                   1-15079
   DECEMBER 31, 1995

                            ------------------------

                                CFX CORPORATION
             (Exact name of registrant as specified in its charter)

    STATE OF NEW HAMPSHIRE             02-0402421
 (State or other jurisdiction       (I.R.S. Employer
      of incorporation or         Identification No.)
         organization)

        102 MAIN STREET
     KEENE, NEW HAMPSHIRE                03431
     (Address of principal             (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (603) 352-2502

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, $.66 2/3 PAR VALUE LISTED ON THE AMERICAN STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 18, 1996, was $111,298,000. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

    As of March 18, 1996, 7,545,598 shares of the registrant's common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions  of  the  Annual  Report  to  Shareholders  for  Annual  Report  to
Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II and Part IV of this Form 10-K.

    Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    (A)  GENERAL DEVELOPMENT OF BUSINESS

    CFX Corporation is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire and Orange Savings Bank, headquartered in Orange, Massachusetts.

    CFX Bank is a state-chartered savings bank and is the product of several smaller banks being merged into one financial institution. Its origin, Cheshire County Savings Bank, has been incorporated since 1897 and changed it's name to CFX Bank in 1993. Over the past several years, the Monadnock Bank, headquartered in Jaffrey, New Hampshire, and The Valley Bank, headquartered in Hillsborough, New Hampshire, both owned, through acquisition, by CFX Corporation, were merged into CFX Bank. CFX Bank's subsidiaries include CFX Capital Systems, Inc. (CFX Capital) and CFX Financial Services, Inc. (CFX Financial). CFX Capital's wholly-owned subsidiary is CFX Mortgage, Inc. which engages in mortgage banking. CFX Financial owns 51% of CFX Funding L.L.C., which engages in the facilitation of lease financing and securitization.

    On April 28, 1995, the Company acquired Orange Savings Bank ("Orange"), a Massachusetts chartered savings bank, headquartered in Orange, Massachusetts. Before adjustments for the 1995 stock split and 5% stock dividend, each of Orange's 724,412 outstanding shares of common stock was converted into .8075 shares of the Company's common stock, resulting in the issuance of 584,963 shares of the Company's common stock to Orange shareholders. In addition, the holders of the outstanding Orange stock options (representing the right to purchase 81,049 shares of Orange common stock) received options to purchase 65,447 shares of CFX common stock in exchange.

    On January 5, 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of The Safety Fund Corporation ("Safety Fund"), a Massachusetts bank holding company, headquartered in Fitchburg, Massachusetts. Pursuant to the definitive agreement and in the event that the transaction is accounted for as a pooling-of-interests, each of Safety Fund's outstanding shares of common stock has the potential to be converted into 1.7 shares of CFX's common stock. The actual number of shares of CFX's common stock issuable in the transaction is subject to adjustment based on the average price of CFX common stock for the ten trading days immediately before CFX receives the last regulatory approval required to consummate the transaction. In the event that the average price of CFX common stock is below $12.43, the exchange ratio becomes 1.806 shares; and if the average price of CFX common stock is above $18.65, the exchange ratio becomes 1.629 shares. Safety Fund has the right to terminate the agreement if the average price of CFX Common Stock is below $11.65 per share unless CFX agrees to increase the exchange ratio. The transaction is tax free to the owners of Safety Fund and is subject to regulatory approval and the approval of both CFX's and Safety Fund's shareholders. It is anticipated that the transaction will be accounted for by the pooling-of-interests method of accounting. However, if the transaction is required to be accounted for under the purchase method of accounting the stock exchange ratio would be 1.52 shares, subject to adjustment based on the average price of CFX common stock. At December 31, 1995, Safety Fund had total assets of $287,483,000, deposits of $252,788,000 and stockholders' equity of $21,387,000. Safety Fund's bank subsidiary, Safety Fund National Bank, operates 12 full service offices and 11 automated teller machines in Worcester County and has a trust division with approximately $350,000,000 in assets under management.

    On February 9, 1996, CFX Corporation signed a definitive agreement to merge Milford Co/operative Bank (Milford), headquartered in Milford, New Hampshire into CFX Bank. Pursuant to the definitive agreement, each of Milford's outstanding shares of common stock has the potential to be converted into 2.645 shares of the Company's common stock. The actual number of shares of the Company's common stock issuable in the transaction is subject to adjustment based on the average price of the Company's common stock for the ten trading days immediately before the Company receives the last regulatory approval required to consummate the transaction. In the event that the average price of the Company's common stock is below $12.59, the exchange ratio becomes 2.70 shares; and if the average price of the Company's common stock is above $17.66, the exchange ratio becomes 2.61 shares. Milford has the right to terminate the agreement if the average price of the Company's common stock is below $12.10 per share unless the Company agrees to increase the exchange ratio. The transaction is tax free to the shareholders of Milford and is subject to regulatory approval and the approval of both the Company's and Milford's shareholders. It is anticipated that the transaction will be accounted for by the pooling-of-interests method of accounting. At December 31, 1995, Milford Co/operative Bank had total assets of $156,848,000, deposits of $138,313,000, and stockholder's equity of $15,692,000. Milford operates six branches located in Amherst, Brookline, Milford, Mount Vernon, New Boston, and Wilton/Lyndeborough, New Hampshire.

    (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    See Note Y -- segment information in item 8(a)

    (C)  NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

    The Company's primary retail banking markets are New Hampshire and north central Massachusetts. The mortgage banking company uses loan production offices attracting loan applications from throughout New Hampshire, Maine, Vermont and northern Massachusetts.

    The Company's principal business is to serve as a financial intermediary, attracting deposits from, and making loans to, consumers and small-to-mid sized businesses. CFX Bank and Orange Savings Bank (collectively referred to as the "Banks") use customer deposits and loan payments to fund first mortgage loans on residential real estate. In addition to originating mortgage loans, the Banks also make commercial, consumer and other term and installment loans. Other traditional services available at the Banks include: a wide range of deposit programs designed to attract both short-term and long-term deposits from the general public, businesses and local government; safe deposit boxes; travelers checks and money orders, and many other similar services.

    To further the Banks' goals of providing a broad range of retail services and to generate additional fee income, the Banks have remote service units located at various business locations in its service area and/or automated teller machines providing customers with a convenient vehicle for conducting routine banking transactions. In addition, CFX Bank is a subscriber to INVEST-TM- Financial Corporation which enables customers to buy and sell securities and obtain investment advice at CFX Bank. A full line of trust and investment management services are also available to CFX Bank customers, on premise, through an affiliation with a local trust company. Safety Fund will add trust capacity to CFX's business.

    CFX Mortgage originates and purchases residential and construction mortgage loans and sells these loans to CFX Bank and the secondary market, while retaining the servicing of these loans. CFX Mortgage is an approved seller and servicer of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), Department of Housing and Urban Development ("HUD"), Veteran's Administration ("VA"), and New Hampshire Housing Financing Authority loans. CFX Mortgage also services loans owned by private investors.

    The Company operates a small-ticket lease financing and securitization business through Funding. Funding's strategy continues to be to increase the availability of credit to a select group of lessors while controlling the risk inherent in lease portfolios through credit enhancements. The business is built on stable relationships with a limited number of well-qualified lease originators (lessors) who adhere to specified underwriting guidelines. The warehouse lines of credit are typically paid down every 90 to 180 days through securitization or sales of the various lease portfolios.

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

MARKET AREA AND COMPETITION

    The   Banks   operate  primarily   in  New   Hampshire  and   north  central
Massachusetts. Based on total deposits as of December 31, 1995, CFX Bank had the largest market share in southwestern New Hampshire.

    The banking business in the Banks' market areas has become increasingly competitive over the past several years. The Banks' major competitors in attracting deposits and lending funds are other banks, and, to a certain extent, regional money center and non-bank financial institutions. A number of banks maintain branches in cities and towns where the Banks maintain offices.

    The principal factors in successfully competing for deposits are convenient office locations, flexible hours, remote service units, interest rates and services, while those relating to loans are interest rates, the range of lending services offered and lending fees. Additionally, the Banks believe that the local character of their businesses and their community bank management philosophy enables it to compete successfully in its market area.

INVESTMENT PORTFOLIO

    The following table sets forth the book value of securities available for sale and securities held to maturity at the dates indicated. Securities available for sale are carried at fair value. Securities held to maturity are carried at amortized cost.

                                                                                           DECEMBER 31
                                                                                ---------------------------------
                                                                                  1995        1994        1993
                                                                                ---------  -----------  ---------
                                                                                         (IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE:
United States Treasury and agency obligations.................................  $  19,574  $     3,172  $  --
Corporate bonds...............................................................      5,072          150     --
Collateralized mortgage obligations (CMOs)....................................     14,747      --          17,772
Federal agency mortgage pass-through securities...............................     55,408      --          --
Money market funds............................................................     --            1,056        675
Other marketable equity securities............................................      3,246        3,856      3,862
                                                                                ---------  -----------  ---------
                                                                                $  98,047  $     8,234  $  22,309
                                                                                ---------  -----------  ---------
                                                                                ---------  -----------  ---------
SECURITIES HELD TO MATURITY:
United States Treasury and agency obligations.................................  $     500  $     1,754  $   3,757
State and municipal...........................................................     19,229       23,498     10,591
Corporate bonds...............................................................     --            5,932      7,992
Collateralized mortgage obligations (CMOs)....................................     --           16,962     --
Federal agency mortgage pass-through securities...............................     --           62,966     76,841
Asset-backed securities.......................................................     --              173        620
                                                                                ---------  -----------  ---------
                                                                                $  19,729  $   111,285  $  99,801
                                                                                ---------  -----------  ---------
                                                                                ---------  -----------  ---------

    The following table sets forth an analysis of the maturity distributions and the weighted average yields of all debt securities of the Company at December 31, 1995:

                                                                               MATURING
                                     --------------------------------------------------------------------------------------------
                                                                    AFTER ONE           AFTER FIVE BUT
                                             WITHIN                BUT WITHIN               WITHIN          AFTER TEN FIVE YEARS
                                            ONE YEAR               FIVE YEARS              TEN YEARS
                                     -----------------------  ---------------------  ---------------------  ---------------------
                                       AMOUNT       YIELD      AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD
                                     -----------  ----------  ---------  ----------  ---------  ----------  ---------  ----------
                                                                        (DOLLARS IN THOUSANDS)
U.S. Treasury securities and
 other.............................   $   2,753        5.46%  $   7,311       6.61%  $  10,010       6.74%  $  --          --   %
State and municipal (1)............       5,260        6.90       7,982       7.30       5,987       7.50      --          --
Corporate securities (2)...........       1,826        6.50       3,118       6.83         128       7.04      --          --
Mortgage-backed securities and
 CMO's (3).........................      --           --          4,334       4.82         885       8.27      64,936       6.54
                                     -----------              ---------              ---------              ---------
Total debt securities..............   $   9,839        6.42%  $  22,745       6.54%  $  17,010       7.09%  $  64,936       6.54%
                                     -----------              ---------              ---------              ---------
                                     -----------              ---------              ---------              ---------

- --------------------------
(1) Yields    on   tax-exempt   investment   securities    are   stated   on   a
    taxable-equivalent basis (using a 38.62% tax rate).

(2) Includes corporate and public utility obligations. The majority of these obligations contain put and call provisions.

(3) Included in table based on contractual maturities.

LOAN PORTFOLIO

    The following table shows the Company's loan distribution, net of unearned income and deferred costs, at the dates indicated:

                                                                            DECEMBER 31
                                                  ---------------------------------------------------------------
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                                          (IN THOUSANDS)
Real estate:
  Residential...................................  $   474,015  $   447,458  $   381,098  $   398,610  $   381,493
  Construction..................................        5,902        7,761        9,292       10,920       16,010
  Commercial....................................       87,469       82,468       76,955       56,027       56,451
Commercial, financial, and agricultural.........       52,462       48,020       42,835       54,788       59,318
Warehouse lines of credit to leasing
 companies......................................       12,906       15,339        5,428        1,497      --
Consumer lease financing........................       24,399          306      --           --           --
Consumer and other..............................       41,819       39,055       27,720       26,666       28,779
                                                  -----------  -----------  -----------  -----------  -----------
    Total loans and leases......................  $   698,972  $   640,407  $   543,328  $   548,508  $   542,051
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

    The following table shows the maturity of loans (excluding residential mortgages of 1 - 4 family residences and all consumer loans) outstanding at December 31, 1995. Also provided are the amounts due after one year, classified according to sensitivity to changes in interest rates.

                                                                                     MATURING
                                                                 ------------------------------------------------
                                                                               AFTER ONE     AFTER
                                                                   WITHIN     BUT WITHIN     FIVE
                                                                  ONE YEAR    FIVE YEARS     YEARS       TOTAL
                                                                 -----------  -----------  ---------  -----------
                                                                                  (IN THOUSANDS)
Real estate -- construction....................................  $     5,902   $  --       $  --      $     5,902
Real estate -- commercial......................................       77,147       7,273       3,049       87,469
Commercial, financial, and agricultural........................       32,481       4,524      15,457       52,462
Warehouse lines of credit to leasing companies.................       12,906      --          --           12,906
                                                                 -----------  -----------  ---------  -----------
    Total......................................................  $   128,436   $  11,797   $  18,506  $   158,739
                                                                 -----------  -----------  ---------  -----------
                                                                 -----------  -----------  ---------  -----------
Loans maturing after one year with:
  Fixed interest rates.........................................                $   4,483   $  18,506
  Variable interest rates......................................                    7,314      --
                                                                              -----------  ---------
    Total......................................................                $  11,797   $  18,506
                                                                              -----------  ---------
                                                                              -----------  ---------

    The following table summarizes the Company's nonaccrual, past due, and potential problem loans:

                                                                              DECEMBER 31
                                                      -----------------------------------------------------------
                                                        1995        1994         1993        1992        1991
                                                      ---------  -----------  -----------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Nonaccrual loans: (1)
  Real estate (2)...................................  $   6,584  $     5,879  $     6,840  $   4,745  $     2,732
  Commercial, financial, and agricultura1...........      1,161        1,007          460      2,002        1,768
  Consumer and other................................         99           27          187        209          261
                                                      ---------  -----------  -----------  ---------  -----------
    Total...........................................      7,844        6,913        7,487      6,956        4,761
                                                      ---------  -----------  -----------  ---------  -----------
Accruing loans past due 90 days or more:
  Real estate (2)...................................     --              221          448      3,295        9,194
  Commercial, financial, and agricultural...........     --          --           --             409          777
  Consumer and other................................     --          --           --             118           29
                                                      ---------  -----------  -----------  ---------  -----------
    Total...........................................     --              221          448      3,822       10,000
                                                      ---------  -----------  -----------  ---------  -----------
Potential problem loans (3).........................     --          --           --           1,535          963
                                                      ---------  -----------  -----------  ---------  -----------
Total nonperforming loans...........................  $   7,844  $     7,134  $     7,935  $  12,313  $    15,724
                                                      ---------  -----------  -----------  ---------  -----------
                                                      ---------  -----------  -----------  ---------  -----------
Percentage of total loans...........................        1.1%         1.1%         1.5%       2.2%         2.9%
Percentage of total assets..........................        0.9%         0.9%         1.0%       1.7%         2.1%
Total restructured loans............................  $     187  $     1,824  $       837  $     963  $       963
                                                      ---------  -----------  -----------  ---------  -----------
                                                      ---------  -----------  -----------  ---------  -----------

- ------------------------
(1) All loans past due 90 days or more as to principal or interest are placed on nonaccrual status. In addition, a loan (including a loan impaired under SFAS No. 114, defined below) is generally classified as nonaccrual when management determines that significant doubt exists as to the collectibility of principal or interest. An impaired loan may remain on accrual status if it is guaranteed or well secured. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current income. Interest on nonaccrual loans is recognized when received. Cash received on impaired loans is generally allocated to principal and interest based on the contractual terms of the note, unless management believes such receipt should be applied directly to principal based on collection concerns. Loans are restored to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest, as scheduled. Prior to the third quarter of 1993, and during 1993 and 1994 for certain loans originated by Orange Savings Bank, loans past 90 days or more remained on accrual status if, in management's judgment, they were fully secured and in the process of collection.

    In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan", ("SFAS 114"), which was amended in October, 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosure" ("SFAS 118"). The Company adopted SFAS Nos. 114 and 118 on January 1, 1995. Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The statement is not applicable to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and loans that are measured at fair value or the lower of cost or fair value.
    Accordingly, the Company has not applied SFAS No. 114 to its consumer and residential mortgage loans which are collectively evaluated for impairment or to loans held for sale. The Company measures impairment on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Collateralized loans are generally measured by fair value of existing collateral, unless market prices or discounted cash flow information is deemed to be more current and reflective of the economies of the lending relationship. At December 31, 1995, the Company had $2,981,000 in impaired loans of which approximately 65% were measured by the fair value of collateral, 20% by market price, and 15% by discounted cash flow analysis.

    SFAS No. 114 also limits the classification of loans as in-substance foreclosures to situations where the creditor actually receives physical possession of the debtor's assets. Accordingly, upon adoption of SFAS No. 114, the Company transferred $796,000 of loans previously classified as in-substance foreclosures and $131,000 of the valuation allowance for foreclosed real estate losses to nonaccrual loans. Prior period prohibited by SFAS No. 114. Total in-substance foreclosures at December 31, 1994, 1993, 1992, and 1991 were $714,000, $2,068,000, $6,085,000, and $4,556,000, respectively. If these amounts were reclassified to nonaccrual loans, total nonaccrual loans at December 31, 1994, 1993, 1992, and 1991 would have been $7,627,000, $9,555,000, $13,041,000, and $9,317,000, respectively.

(2) Includes residential, construction and commercial real estate loans.

(3) In addition to loans 90 days or more past due, and nonaccrual loans, prior to 1993 management classified as nonperforming "potential problem loans" which were current as to principal and interest payments under original or restructured agreements, but were expected to have insufficient future cash flows to service the loan in accordance with the original or restructured provisions.

    Interest income that would have been recorded under original terms of nonaccrual and restructured loans and the interest income actually recognized for the year ended December 31, 1995 was $939,000 and $475,000, respectively.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

    This table summarizes the Company's loan and lease loss experience for the years indicated.

                                                                          YEAR ENDED DECEMBER 31
                                                      ---------------------------------------------------------------
                                                         1995         1994         1993         1992         1991
                                                      -----------  -----------  -----------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Allowance for loan and lease losses, beginning of
 year...............................................  $   7,558    $   7,952    $   8,392    $   7,327    $   5,373
Allowance of acquired subsidiaries..................      --           --              13        --           --
Allowance acquired through regulatory-assisted
 transactions.......................................      --           --           --             350          167
Loans charged-off:
  Real estate (1)...................................        785          681        1,828        1,628        1,190
  Commercial, financial and agricultural............        940          379        1,758          678          660
  Consumer and other................................        157          195          336          346          413
                                                      -----------  -----------  -----------  -----------  -----------
    Total loans charged-off.........................      1,882        1,255        3,922        2,652        2,263
                                                      -----------  -----------  -----------  -----------  -----------
Recoveries on amounts previously charged-off:
  Real estate (1)...................................        103          178          249           84           35
  Commercial, financial and agricultural............        140          144           78           47            4
  Consumer and other................................        146          102           82           83           46
                                                      -----------  -----------  -----------  -----------  -----------
    Total recoveries................................        389          424          409          214           85
                                                      -----------  -----------  -----------  -----------  -----------
Net loans charged-off...............................      1,493          831        3,513        2,438        2,178
Provision for loan and lease losses (2).............      1,624          437        3,060        3,153        3,965
                                                      -----------  -----------  -----------  -----------  -----------
Allowance for loan and lease losses, end of year....  $   7,689    $   7,558    $   7,952    $   8,392    $   7,327
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
Net loans charged-off to average loans
 outstanding........................................        0.2%         0.1%         0.6%         0.4%         0.4%
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

- ------------------------
(1) Includes residential, construction and commercial real estate loans.

(2) The amount charged to operations and the related balance in the allowance for loan and lease losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan and lease loss experience, and management's estimation of future potential losses. The higher provision for loan and lease losses in 1992 and 1991 were consistent with the relative balance of nonperforming loans and leases of $12,313,000 and $15,724,000 for the respective years. The economy during this timeframe was very weak with real estate values in the Bank's operating areas declining and creating asset quality problems. In 1993, real estate values had stabilized and the economic environment had returned to a growth mode. The consumer confidence index was at its highest point since 1989 and the unemployment rate in New Hampshire was the lowest it had been since 1990. Despite the positive trend, a large provision was necessary for losses incurred as a result of the earlier real estate decline as well as for the deep discounted losses incurred in conjunction with a bulk sale of nonperforming assets totaling $6,600,000 to a private investor. The amount of loss recognized on this sale was $2,473,000 which was based on liquidation value, not fair value. The combination of this bulk sale and a general economic strengthening evidenced during 1994 allowed the Company to provide substantially less to the allowance for loan and lease losses. In 1995, the provision was increased as the loan and lease portfolio had significantly grown and the level of charge-offs proportionally increased.

ALLOWANCE FOR LOAN AND LEASE LOSS ALLOCATION

    This table shows an allocation of the allowance for loan and lease losses as of the dates indicated.

                                                                       DECEMBER 31
                           ----------------------------------------------------------------------------------------------------
                                     1995                      1994                     1993                     1992
                           ------------------------  ------------------------  ----------------------  ------------------------
                                        PERCENT OF                PERCENT OF              PERCENT OF                PERCENT OF
                                         LOANS IN                  LOANS IN                LOANS IN                  LOANS IN
                                           EACH                      EACH                    EACH                      EACH
                                         CATEGORY                  CATEGORY                CATEGORY                  CATEGORY
                                         TO TOTAL                  TO TOTAL                TO TOTAL                  TO TOTAL
                             AMOUNT        LOANS       AMOUNT        LOANS      AMOUNT       LOANS       AMOUNT        LOANS
                           -----------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Real estate..............   $   4,982        81.18%   $   4,007        83.96%  $   3,514       86.02%   $   2,148        84.88%
Commercial, financial,
 and agricultural........       1,389         9.35        1,322         9.89       2,035        8.88        2,679        10.26
Consumer and other.......         568         9.47          356         6.15         318        5.10          347         4.86
Unallocated..............         750                     1,873                    2,085                    3,218
                           -----------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
                            $   7,689       100.00%   $   7,558       100.00%  $   7,952      100.00%   $   8,392       100.00%
                           -----------  -----------  -----------  -----------  ---------  -----------  -----------  -----------
                           -----------  -----------  -----------  -----------  ---------  -----------  -----------  -----------


                                     1991
                           ------------------------
                                        PERCENT OF
                                         LOANS IN
                                           EACH
                                         CATEGORY
                                         TO TOTAL
                             AMOUNT        LOANS
                           -----------  -----------

Real estate..............   $   1,929        83.75%
Commercial, financial,
 and agricultural........       1,612        10.94
Consumer and other.......         478         5.31
Unallocated..............       3,308
                           -----------  -----------
                            $   7,327       100.00%
                           -----------  -----------
                           -----------  -----------

DEPOSITS

    The average daily amount of deposits and of rates paid on such deposits is summarized for the periods indicated in the following table:

                                                                             YEAR ENDED DECEMBER 31
                                                     ----------------------------------------------------------------------
                                                              1995                    1994                    1993
                                                     ----------------------  ----------------------  ----------------------
                                                       AMOUNT       RATE       AMOUNT       RATE       AMOUNT       RATE
                                                     -----------  ---------  -----------  ---------  -----------  ---------
                                                                             (DOLLARS IN THOUSANDS)
Noninterest bearing demand deposits................  $    48,854     --    % $    38,539     --    % $    29,665     --    %
Regular savings deposits...........................      122,472       3.03      133,233       2.70      135,873       2.87
NOW and money market deposits......................      175,963       2.19      208,532       2.29      211,521       2.65
Time deposits......................................      321,621       5.54      239,392       4.52      254,747       4.77
                                                     -----------             -----------             -----------
  Total............................................  $   668,910       4.09% $   619,696       3.09% $   631,806       3.43%
                                                     -----------             -----------             -----------
                                                     -----------             -----------             -----------

    Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1995, are summarized as follows:

                                                                                 TIME
                                                                             CERTIFICATES     OTHER
                                                                                  OF          TIME
                                                                             DEPOSITS (1)   DEPOSITS     TOTAL
                                                                             -------------  ---------  ---------
                                                                                       (IN THOUSANDS)
3 months or less...........................................................   $     9,435   $   6,163  $  15,598
Over 3 through 6 months....................................................        10,176       2,646     12,822
Over 6 through 12 months...................................................         6,363       7,179     13,542
Over 12 months.............................................................           100       9,375      9,475
                                                                             -------------  ---------  ---------
  Total....................................................................   $    26,074   $  25,363  $  51,437
                                                                             -------------  ---------  ---------
                                                                             -------------  ---------  ---------

- ------------------------
(1) Time deposits with a minimum required balance of $100,000.

RETURN ON EQUITY AND ASSETS

    The following table shows consolidated operating and capital ratios of the Company for the periods indicated:

                                                                                          YEAR ENDED DECEMBER 31
                                                                                   -------------------------------------
                                                                                      1995         1994         1993
                                                                                   -----------  -----------  -----------
Return on:
  Average total assets...........................................................       0.90%        0.66%        0.79%
  Average total shareholders' equity.............................................       8.78         6.60         7.15
  Average common shareholders' equity............................................       8.90         6.89         7.47
  Average total shareholders' equity to average total assets ratio...............      10.20        10.00        11.02
  Common dividend payout ratio...................................................      76.92        59.26        44.71

SHORT-TERM BORROWINGS

    Short-term borrowings are borrowed funds with an original maturity of one year or less. Securities sold under repurchase agreements generally mature with 180 days. The details of these borrowings for the years 1995 and 1994 are presented below:

                                                                                              DECEMBER 31
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
                                                                                             (IN THOUSANDS)
Securities sold under repurchase agreements:
  Balance at year end...............................................................  $    31,735    $    27,316
  Average amount outstanding........................................................       31,989         16,475
  Maximum amount outstanding at any month end.......................................       32,893         34,754
  Average interest rate for the year................................................         5.42%          3.79%
  Average interest rate on year-end balance.........................................         5.06%          5.83%
Advances from Federal Home Loan Bank of Boston:
  Balance at year end...............................................................  $   100,613    $    92,000
  Average amount outstanding........................................................       73,107         94,759
  Maximum amount outstanding at any month end.......................................      100,613        114,216
  Average interest rate for the year................................................         6.28%          4.57%
  Average interest rate on year-end balance.........................................         6.15%          6.21%

SUBSIDIARIES

    CFX Bank owns two subsidiary companies -- CFX Capital Systems, Inc., ("CFX Capital") and CFX Financial Services, Inc. ("CFX Financial"). CFX Capital is a service corporation which owns CFX Mortgage, Inc. ("CFX Mortgage") and certain investment securities. CFX Financial owns 51% of CFX Funding L.L.C., a company which facilitates lease financing and securitization.

    Owning 100% of CFX Mortgage allows CFX Bank to fully integrate mortgage banking into the retail banking franchise, providing the retail lending units (mortgage and consumer) with a strong sales-oriented culture and a larger variety of products. CFX Mortgage makes available to borrowers in its primary consumer market area a full range of residential loans, including FHA-insured and VA-guaranteed loans, conventional fixed-rate loans for terms of 15 or 30 years, and adjustable-rate mortgage loans (ARMs). ARMs are advantageous to the Company because adjustable rates retained in the Company's loan portfolio better match its natural liability base. However, CFX Mortgage's ability to originate ARMs in lieu of fixed-rate loans has varied in response to changes in market interest rates.

    Under the Company's current ARMs Program, the borrower may choose among loans that have the initial interest rate fixed for one, three, five, or seven years before the adjustment begins. Currently, ARMs are indexed to the 1-year Treasury Securities Index and have annual caps of 2 percent.

    All of CFX Mortgage's residential mortgage lending is subject to non-discriminatory underwriting standards, and most is subject to loan origination and documentation procedures acceptable to the secondary market. Residential loans are originated using standard Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC) applications and appraisal forms. All loans are subject to underwriting review and approval by various levels of CFX Mortgage personnel, depending on the size of the loan. Residential loan applications come in through various channels, including the Company's bank branches and loan production offices.

    In addition, CFX Mortgage originates 50% of its lending volumes through a correspondent network located in New Hampshire, Maine, Vermont, and Massachusetts. The majority of CFX Mortgage's correspondent network consists of community banks with the remaining consisting of mortgage bankers and mortgage brokers.

    CFX Bank provides CFX Mortgage with warehouse and working capital funding. The warehouse line of credit, which is secured by mortgage loans originated, bought and packaged for sale by CFX Mortgage, allowed CFX Mortgage to borrow up to $30,000,000 during 1995, with advances on December 31, 1995 of $20,013,000.
In addition, CFX Bank has provided CFX Mortgage with secured lines of credit for working capital purposes, allowing CFX Mortgage to borrow up to $6,000,000 with no advances taken in 1995. All such loans are made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated borrowers. CFX Mortgage maintains a deposit relationship with CFX Bank in connection with these funding arrangements.

    CFX Funding engages in the facilitation of lease financing and securitization. Through its national securitization program (the Program), CFX Funding establishes relationships with lessors who are selected by CFX Funding to participate in the Program based on a variety of factors, including the lessor's demonstrated portfolio performance, underwriting criteria, experience in the leasing industry, and credit history. CFX Funding arranges for short-term warehouse lines of credit with CFX Bank based on the credit of the participating leasing company. The warehouse lines of credit enable the Program participants to originate leases for portfolio sale or securitization. Upon securitization, CFX Funding functions as the Master Servicer with respect to the lease receivables.

    Orange Savings Bank owns OSB Securities Corp. which principally holds investment securities.

EMPLOYEES

    As of December 31, 1995, the Company and its subsidiaries had 342 full-time and 138 part-time employees. The employees of the Company and its subsidiaries are not represented by any collective bargaining unit. Relations between management and employees are considered good.

REGULATION

GENERAL

    As a bank holding company, the Company is subject to regulation by the Federal Reserve Board. CFX Bank is a New Hampshire state-chartered bank; as such, it is subject to regulation by bank regulators in New Hampshire. Orange Savings Bank is a Massachusetts state-chartered bank; as such it is subject to regulation by the Massachusetts Commissioner of Banks. The deposits of the Banks are insured by the Bank Insurance Fund ("BIF") of the FDIC, and therefore, are subject to FDIC supervision and regulation. The Company is also subject to limitations on the scope of their activities and to continuing regulation, supervision and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956 and related federal statutes. As a New Hampshire corporation, the Company must comply with the general corporation laws of New Hampshire.

    Although the Northeast is gradually recovering from the severe recession of the late 1980's and early 1990's, the banking environment continues to be affected by a slow recovery of commercial real estate values and substantial increases in regulatory requirements as a result of the failure of numerous banking and thrift institutions. In addition to the Company's own monitoring activities, the credit quality of the assets held by the Banks is subject to periodic review by the state and federal bank regulatory agencies noted above. While the Company believes its present allowance for loan and lease losses is adequate in light of prevailing economic conditions or regulatory environment, there can be no assurance that the Banks will not be required to make certain adjustments to their allowance for loan and lease losses and charge-off policies in response to changing economic conditions or regulatory examinations.

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

    As a result of the enactment of FIRREA, any or all of the Company's subsidiary banks can be held liable for any loss incurred by, or reasonably expected under so-called "cross-guarantee" provisions to be incurred by the FDIC in connection with (a) the default of any other of the Company's subsidiary banks or (b) any assistance provided by the FDIC to any other of CFX's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

FEDERAL DEPOSIT INSURANCE CORPORATION

    CFX and Orange Savings Bank's deposits are insured by the BIF up to a maximum of $100,000 per depositor. The FDIC issues regulations, conducts periodic examinations, imposes minimum capital requirements, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to any merger or consolidation, or the establishment or relocation of an office. Such supervision and regulation is intended primarily for the protection of depositors.

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

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991

    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") provides for, among other things, increased funding for BIF and expanded regulation of depository institutions and their affiliates, including parent holding companies. A summary of certain provisions of FDICIA and its implementing regulations is described below.

RISK BASED DEPOSIT INSURANCE ASSESSMENTS

    A significant portion of the additional funding to the BIF is in the form of borrowings to be repaid by insurance premiums assessed on BIF members. In addition, FDICIA provides for an increase in the ratio of the reserves to insured deposits of the BIF to 1.25% by the end of the 15 year period that began with the semi-annual assessment period ending December 31, 1991, also to be financed by insurance premiums. The BIF surpassed its reserve requirement ratio of 1.25% of insured deposits during the month of May, 1995. As a result of, BIF insurance assessments were reduced substantially in 1995.

FDICIA also provides authority for special assessments against insured deposits and for the development of a general risk-based assessment system. Each financial institution is assigned to one of three capital groups; "well capitalized"; "adequately capitalized"; or "undercapitalized"; and further assigned to one of three subgroups within each capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the insurance fund. For purpose of the risk-based assessment system, a well-capitalized institution is one that has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital of 6% or more, and a leverage ratio of 5% or more. An adequately capitalized institution has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more, and a leverage ratio of 4% or more. An undercapitalized institution is one that does not meet either of the foregoing definitions. The actual assessment rate applicable to a particular institution, therefore, depends in part upon the risk assessment classification so assigned to the institution by the FDIC.

PROMPT CORRECTIVE ACTION

    FDICIA also provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions, depending upon a particular institution's level of capital. FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized". Under prompt corrective action regulation adopted by the federal banking agencies, a depository institution is (a) "well-capitalized" if it has a total risk-based capital ratio of 10% or more, a Tier 1 risk-based capital ratio of 6% or more, a leverage ratio of 5% or more and is not subject to any written agreement, order or capital measure; (b) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio 4% or more and a leverage ratio of 4% or more (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth) and does not qualify as "well-capitalized"; (c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4% (3% if the bank is rated composite I under the CAMEL rating system in its most recent examination and is not experiencing or anticipating significant growth); (d) "significantly undercapitalized" if the bank has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (e) "critically undercapitalized" if the depository institution has a tangible equity to total assets ratio that is equal to or less than 2% of total assets, or otherwise fails to meet certain established critical capital levels. A depository institution may be in a capitalization category that is lower than is indicated by its actual capital position under certain circumstances. At
December 31, 1995, CFX Bank and Orange Savings Bank were classified as "well-capitalized" under the prompt corrective action regulations described above.

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

SAFETY AND SOUNDNESS STANDARDS / OTHER REGULATIONS

    The Federal Deposit Insurance Act, as amended by FDICIA and as further amended by the Reigle Community Development and Regulatory Improvement Act of 1994, directs each federal banking agency to prescribe standards for insured depository institutions relating to, among other things, asset quality, earnings and stock valuation, as well as compensation standards (but not dollar levels of compensation). Each of the federal banking agencies has issued regulations and interagency guidelines implementing these standards. The current rules contemplate that each federal banking agency would determine compliance with these rules through the examination process and, if necessary to correct weaknesses, require an institution to file a written safety and soundness plan. The ultimate cumulative effect of these standards cannot currently be forecast.

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

    FDICIA required each federal banking agency to revise its risk-based capital standards, among other things, to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. As a result, the federal banking agencies have revised the risk-based capital guidelines described above to take account of concentration of credit risk and risk of non-traditional activities. In addition, the Federal Reserve Board and the FDIC have amended their capital standards, effective September 1, 1995, to include explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor to be considered in evaluating a bank's capital adequacy. This rule does not codify a measurement framework for assessing the level of a bank's interest rate exposure. The Company understands that the Federal Reserve Board and the FDIC are continuing to review the issue of interest rate risk and at some future date intend to implement such a measurement framework.

    As of December 31, 1995, the Company and the Banks had capital ratios on a historical basis which exceeded all minimum regulatory capital requirements.

    Failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution.

STATE BANKING DEPARTMENTS

    As state-chartered institutions, the Banks are subject to the applicable provisions of their respective state's banking law. The Banks derive their lending and investment powers from these laws and are subject to periodic examination and reporting requirements by the State Bank Commissioner who also has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers.

FEDERAL RESERVE BOARD

    The Federal Reserve Board requires banks to maintain reserves against its transaction accounts, and non-personal time deposits based on the amount of the banks' deposits.

    The Company is a "bank holing company" within the meaning of the Bank Holding Company Act. Under the Bank Holding Company Act, a bank holding company is required to file annually with the Federal Reserve Board a report of its operations and, with its subsidiaries, is subject to examination by the Federal Reserve Board. The Bank Holding Company Act prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting share of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the Act is required, however, for a bank holding company already owning or controlling over 50% of the voting shares of a bank to acquire additional shares of such bank.

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

INTERSTATE BANKING

    Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), effective September 29, 1995 existing restrictions under the Bank Holding Company Act which prevent the acquisition by a bank holding company of banks located outside the bank holding company's home state unless authorized by the state law of the target bank were eliminated. State law restrictions regarding deposit concentrations will continue to apply, provided that such restrictions do not discriminate against out-of-state bank holding companies. The New Hampshire 20 percent deposit concentration limitation applies to acquisitions by both in-state and out-of-state bank holding companies. Such acquisitions will be subject to approval by the Federal Reserve Board.

    Interstate banking legislation has been enacted in New Hampshire which permits out-of-state banks and bank holding companies to establish new banks or to affiliate with existing banks and bank holding companies in New Hampshire. The legislation establishes the procedures for the creation of new banks in New Hampshire and the acquisition of 5% or more of a New Hampshire bank or bank holding company. Application for an affiliation certificate must be made to the Board of Trust Company Incorporation ("BTCI") and the Commissioner is charged with promulgating the rules relating to the application procedures and the standards to be applied to the application by the BTCI. The Commissioner has the further responsibility of monitoring certificate holders, new banks and bank holding companies affiliated under the law and of adopting rules to carry out this responsibility. Violation of the legislation may result in the imposition of a fine of up to $5,000 per day for each day the violation continues and the divestiture of any prohibited affiliation.

    Under the legislation, no bank holding company may acquire ownership or control of the voting stock of any bank if upon such acquisition (1) the bank holding company would have more than 12 affiliates in New Hampshire; or (2) the dollar amount of the total deposits of the bank holding company and all its affiliates in New Hampshire would exceed 20 percent of the dollar volume of total deposits in New Hampshire of all state and federal banks. This 20 percent deposit concentration limitation is subject to waiver by the Commissioner in cases involving troubled institutions.

    Under Riegle-Neal, effective June 1, 1997, banks will have the ability, subject to certain restrictions, including state opt-out provisions, to consolidate with one another or to acquire by acquisition or merge branches outside their home states. In addition, banks may establish new interstate branches in state that specifically permit it. Although states may affirmatively opt in to these transactions before June 1, 1997, New Hampshire has enacted legislation that becomes effective on the 1997 date. The New Hampshire statute does not permit the opening of new interstate branches in New Hampshire. The Company understands that legislation to permit interstate branching is pending currently in Massachusetts. Such mergers and the establishment of branches will continue to be subject to state deposit concentration restrictions and conditions that may be imposed by New Hampshire regulatory authorities, provided that such restrictions and conditions do not discriminate against out-of-state banks. The resulting New Hampshire and Massachusetts banks and branches will continue to be subject to regulation by applicable state regulatory authorities provided that such regulations do not discriminate against out-of-state banks.

FEDERAL HOME LOAN BANK SYSTEM

    CFX Bank and Orange Savings Bank are members of the Federal Home Loan Bank of Boston (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It makes advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member of the FHLB, the Banks are required to purchase and hold stock in the FHLB. As of December 31, 1995, CFX Bank held stock in the FHLB in the amount of $6,471,000 and Orange Savings Bank held stock in the FHLB in the amount of $917,000.

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

    Dividends from the Banks constitute the principal source of income to the Company. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends to the Company. Under these restrictions, the amount available for payment of dividends by the Banks totaled $38,595,000 at December 31, 1995. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the subsidiary's financial condition, if such payment is deemed to constitute and unsafe or unsound practice. The ability of the Banks to pay dividends in future is presently, and could be further, influenced by bank regulatory and supervisory policies.

    Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

RESTRICTIONS ON THE ACQUISITION OF THE COMPANY

    The acquisition of more than 10% of the Company's outstanding shares may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, and the acquisition of control of the Company by any company would be subject to regulatory approval under the Bank Holding Company Act of 1956.

COMMUNITY REINVESTMENT ACT

    Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, each subsidiary bank's record in meeting the credit needs of the communities served by that bank, including low- and moderate-income neighborhoods, is regularly assessed by that bank's primary regulatory authority. A bank's record in meeting community needs currently is evaluated as part of the examination process, as well as when an institution applies to undertake a merger or acquisition or to open a branch facility. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the CRA assessment of each subsidiary bank of the applicant bank holding company and such assessment may be the basis for denying the application. At December 31, 1995, CFX Bank was rated "Outstanding" and Orange Savings Bank was rated "Satisfactory" with respect to CRA.

AFFILIATE TRANSACTION RESTRICTIONS

    The Banks are subject to federal laws that limit the transactions by the Banks with or on behalf of the Company and with or on the behalf of any nonbank subsidiaries. Such transactions are limited to

10% of a Bank's capital and surplus with respect to any one covered affiliate and an aggregate of 20% of capital and surplus with respect to all such affiliates. Further, covered extensions of credit generally are required to be secured by eligible in specified amounts. Federal law also prohibits bank subsidiaries of holding companies from purchasing "low quality" assets from any affiliates.

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

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Not applicable.

ITEM 2.  PROPERTIES

    The Company neither owns nor leases any real property. It utilizes the premises and equipment of CFX Bank with no payment of any rental fee to CFX Bank. However, the management fees charged to CFX Bank by the Company are reduced by, among other things, an occupancy factor.

    CFX Bank owns its main office and two branch offices in Keene, New Hampshire. The Bank also owns branches in Jaffrey, Troy, Greenville, New Ipswich, Peterborough, Hillsborough, Henniker and Allenstown, New Hampshire while leasing other branches in Rindge, Hinsdale, Manchester, Gilford, and Loudon, New Hampshire. In addition, to these location, CFX Bank also owns several smaller properties used for administrative purposes. The total book value of the bank premises owned and the book value of the leasehold improvements on the bank premises leased by CFX Bank at December 31, 1995, were $6,317,000 and $1,074,000, respectively. The Bank also owns 50 automated teller and remote service units located in New Hampshire and operates five "mini-ranches" at various retail establishments in its market area. CFX Mortgage owns an office in Amherst, New Hampshire with a book value of $1,368,000 at December 31, 1995.

    Orange Savings Bank owns its main office, located in Orange Massachusetts, and leases a branch facility in Athol, Massachusetts. At December 31, 1995, the book values of this building and leasehold's improvement were $362,000 and $69,000, respectively.

    At December 31, 1995, the total net book value of the Company's premises and equipment was $13,548,000.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the Company is a party or any of its property is the subject. There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of banking, to which the Banks are a party or of which the Banks' property is subject. There are no material pending legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent (5%) of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company or any security holder is a party adverse to the Company or has a material interest adverse to the Company or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information relating to the market for the Company's common equity and related stockholder matters on page 63 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Information  relating to  selected financial  data on  page 1  of the Annual
Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10-24 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (A)  FINANCIAL STATEMENTS REQUIRED BY REGULATION S-X

    Information relating to financial statements on pages 25-57 inclusive of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated herein by reference. The opinions of Deloitte & Touche, L.L.P. and KPMG Marwick LLP for the years ended 1994 and 1993, respectively, pertaining to Orange Savings Bank follow:

    INDEPENDENT AUDITORS' REPORT

    To the Board of Directors and Stockholders of Orange Savings Bank

    We have audited the accompanying consolidated balance sheet of Orange Savings Bank and subsidiary as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1994, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

    /S/ Deloitte & Touche L.L.P.

    January 27, 1995
    Boston, MA

    INDEPENDENT AUDITORS' REPORT

    The Board of Directors and Stockholders
    Orange Savings Bank:

    We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Orange Savings Bank and subsidiaries for the year ended December 31, 1993. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows or Orange Savings Bank and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

    /S/ KPMG Peat Marwick LLP

    Boston, Massachusetts
    February 4, 1994

    (B)  SUPPLEMENTARY FINANCIAL INFORMATION

    (1)  Selected Quarterly Financial Data

    Information relating to selected quarterly financial data on page 57 of the Annual Report to Shareholders for the fiscal year ended December 31, 1995 is incorporated herein by reference.

    (2)  Information About Oil and Gas Producing Activities

    Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers of the registrant under the caption "Proposal I - Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information  regarding executive compensation under  the caption "Proposal I
- -- Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management under the caption "Proposal I -- Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions under the caption "Proposal I -- Election of Directors" of the Proxy Statement for the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed as Part of This Report:

    (1)  Financial Statements

    The financial statements listed below are incorporated herein by reference from The Annual Report to Shareholders for the year ended December 31, 1995 at
Item 8.

FINANCIAL STATEMENTS                                                           PAGE REFERENCES
- -----------------------------------------------------------------------------  ---------------
Consolidated Balance Sheets..................................................        25
Consolidated Statements of Income............................................        26
Consolidated Statements of Shareholders' Equity..............................        27
Consolidated Statements of Cash Flows........................................        28
Notes to Consolidated Financial Statements...................................       29-57
Report of Independent Auditors...............................................        59

    (2)  Financial Statement Schedules

        See Item 14 (d)

    (3)  Exhibits Required by Item 601

        See Item 14 (c)

    (B)  REPORTS ON FORM 8-K

    On January 16, 1996, a Form 8-K was filed announcing the Company entered into a definitive agreement for the acquisition of The Safety Fund Corporation, headquartered in Fitchburg, Massachusetts.

    On February 16, 1996, a Form 8-K was filed announcing the Company entered into a definitive agreement for the acquisition of Milford Co/operative Bank, headquartered in Milford, New Hampshire.

    (C)  EXHIBITS

    The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

EXHIBIT NUMBER                                              DESCRIPTION
- ---------------  -------------------------------------------------------------------------------------------------
    2.1(1)       Agreement and Plan of Merger dated January 16, 1996 between CFX Corporation and The Safety Fund
                  Corporation.
    2.2(2)       Agreement and Plan of Merger dated February 16, 1996 between CFX Corporation, and Milford
                  Co/operative Bank, and CFX Bank.
    3 (5)        Articles of Incorporation and By-Laws of CFX Corporation, as amended.
   10.1(7)       1992 CFX Corporation Profit Sharing/Bonus Plan.
   10.2(9)       1986 CFX Corporation Stock Option Plan.
   10.3(8)       CFX Corporation 1992 Employee Stock Purchase Plan.
   10.4(6,10)    Employment Agreement dated as of January 1, 1991 between CFX Corporation and Peter J. Baxter, as amended.
   10.5(4,10)    Change of Control Agreement dated December 31, 1992 between CFX Corporation and Mark A. Gavin.

   10.6(4,10)    Employment Agreement dated September 1, 1993 between CFX Corporation and Paul D. Spiess.
   10.7(6,10)    Change of Control Agreement dated June 5, 1991 between CFX Bank and William H. Dennison.
   10.8(6,10)    Change of Control Agreement dated June 5, 1991 between CFX Bank and Peter T. Whittemore.
   10.9          Change of Control Agreement dated January 2, 1995 between CFX Bank and Lee K. Robator.
   10.10(4,10)   Employment Agreement dated September 1, 1993 between CFX Mortgage, Inc. and Paul T. Pouliot.
   10.11(3)      1995 CFX Corporation Stock Option Plan.
   11            CFX Corporation Computation of Equivalent Shares and Per Share Earnings.
   13            CFX Corporation Annual Report to Shareholders for fiscal year ended December 31, 1995.
   21            Subsidiaries -- Reference is made to Item 1.
   23.1          Consent of Wolf & Company, P.C.
   23.2          Consent of Deloitte & Touche, L.L.P.
   23.3          Consent of KPMG Peat Marwick LLP
   27            Financial Data Schedule
   99.1(1)       Stock Option Agreement dated January16, 1996 between CFX Corporation and The Safety Fund
                  Corporation.
   99.2(2)       Stock Option Agreement dated February 16, 1996 between CFX Corporation and Milford Co/operative
                  Bank.

- ------------------------
(1) Incorporated herein by reference to the Exhibits to the Form 8-K of CFX Corporation filed on January 16, 1996.

(2) Incorporated herein by reference to the Exhibits to the Form 8-K of CFX Corporation filed on February 16, 1996.

(3) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-61787 effective in 1995

(4) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1994.

(5) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 of CFX Corporation No. 33-56875 effective in 1994.

(6) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1993.

(7) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1992.

(8) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-52598 effective in 1992.

(9) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-17071 effective in 1987.

(10)   Exhibits  refer  to  compensatory   agreements  with  executives  of  CFX
    Corporation and its subsidiaries.

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

                                          CFX CORPORATION

Date: March 28, 1996                           By:           /s/ PETER J. BAXTER
                                               --------------------------------------------
                                               Peter J. Baxter,
                                               PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         NAME                                        TITLE                         DATE
- ------------------------------------------------------  --------------------------------  -----------------------

               /s/ RICHARD F. ASTRELLA
     -------------------------------------------        Director                              March 28, 1996
                 Richard F. Astrella

                /s/ RICHARD B. BAYBUTT
     -------------------------------------------        Director                              March 28, 1996
                  Richard B. Baybutt

                 /s/ PETER J. BAXTER
     -------------------------------------------        President and Director                March 28, 1996
                   Peter J. Baxter                       (Principal Executive Officer)

               /s/ CHRISTOPHER V. BEAN
     -------------------------------------------        Director                              March 28, 1996
                 Christopher V. Bean

                 /s/ CALVIN L. FRINK
     -------------------------------------------        Director                              March 28, 1996
                   Calvin L. Frink

                 /s/ EUGENE E. GAFFEY
     -------------------------------------------        Director                              March 28, 1996
                   Eugene E. Gaffey

                  /s/ MARK A. GAVIN
     -------------------------------------------        Chief Financial Officer               March 28, 1996
                    Mark A. Gavin                        (Principal Financial Officer)

              /s/ ELIZABETH SEARS HAGER
     -------------------------------------------        Director                              March 28, 1996
                Elizabeth Sears Hager

                         NAME                                        TITLE                         DATE
- ------------------------------------------------------  --------------------------------  -----------------------
             /s/ DOUGLAS S. HATFIELD, JR.
     -------------------------------------------        Director                              March 28, 1996
               Douglas S. Hatfield, Jr.

                 /s/ PHILIP A. MASON
     -------------------------------------------        Director                              March 28, 1996
                   Philip A. Mason

                /s/ EMERSON H. O'BRIEN
     -------------------------------------------        Director                              March 28, 1996
                  Emerson H. O'Brien

                /s/ WALTER R. PETERSON
     -------------------------------------------        Director                              March 28, 1996
                  Walter R. Peterson

                /s/ L. WILLIAM SLANETZ
     -------------------------------------------        Director                              March 28, 1996
                  L. William Slanetz

                /s/ GREGG R. TEWKSBURY
     -------------------------------------------        Corporate Controller (Principal       March 28, 1996
                  Gregg R. Tewksbury                     Accounting Officer)