Form 10-Q
period 1996-03-31
CFX CORP
filed 1996-05-15
CIK 800042

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


For the quarter period ended  MARCH 31, 1996



Commission file number         1-10633



                                CFX CORPORATION
             (Exact name of registrant as specified in its charter)


STATE OF NEW HAMPSHIRE                              02-0402421

  (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                 Identification No.)


   102 MAIN STREET
KEENE, NEW HAMPSHIRE                                  03431

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

          YES    [XX]                        NO



The number of shares outstanding of each of the issuer's classes of common stock, $0.66 2/3 par value per share, as of March 31, 1996 was 7,561,176.

                        CFX CORPORATION AND SUBSIDIARIES



                                     INDEX

PART I    FINANCIAL INFORMATION                           PAGE


 Item 1   Financial Statements:

             Consolidated Balance Sheets -- March 31, 1996
             and December 31, 1995 .........................1

             Consolidated Statements of Income -- Three
             months ended March 31, 1996 and 1995 ..........2

             Consolidated Statement of Shareholders' Equity -
             Three months ended March 31, 1996 .............3

             Consolidated Statements of Cash Flows -- Three
             months ended March 31, 1996 and 1995 ..........4

             Notes to Consolidated Financial Statements -
             March 31, 1996 ................................5

 Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............10

PART II   OTHER INFORMATION


 Item 1   Legal Proceedings ...............................21

 Item 2   Changes in Securities ...........................21

 Item 3   Defaults upon Senior Securities .................21
 Item 4   Submission of Matters to a Vote of
             Security Holders .............................21

 Item 5   Other Information ...............................21

 Item 6   Exhibits and Reports on Form 8-K ................22

          SIGNATURES ......................................23

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
[/TABLE]
[CAPTION]
                                                      MARCH 31,    December 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1996            1995
[S]                                                   [C]             [C]
ASSETS
  Cash and cash equivalents                           $24,281         $ 28,766
  Interest bearing deposits with other banks              314              327
  Federal Home Loan Bank of Boston stock                7,496            7,388
  Trading securities                                   24,400                -
  Securities available for sale                       101,303           98,047
  Securities held to maturity                          19,410           19,729
  Mortgage loans held for sale                          7,794            6,554
  Loans and leases                                    725,703          698,972
    Less allowance for loan and lease losses            7,936            7,689

            NET LOANS AND LEASES                      717,767          691,283
  Premises and equipment                               13,513           13,548
  Mortgage servicing rights                             4,473            4,373
  Goodwill and deposit base intangibles                 9,720            9,884
  Foreclosed real estate                                1,141            1,129
  Other assets                                         26,677           19,521

                                                      $958,289        $900,549



LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Interest bearing                                  $669,703        $617,872
    Noninterest bearing                                55,275           47,851

            TOTAL DEPOSITS                            724,978          665,723
  Short-term borrowed funds                            27,901           31,735
  Advances from Federal Home Loan Bank of Boston       97,355          100,814
  Other liabilities                                    17,422           12,323

            TOTAL LIABILITIES                         867,656          810,595


SHAREHOLDERS' EQUITY
  Common stock, par value $.66 2/3 per share-
    authorized 22,500,000 shares, issued 7,561,176
    shares at March 31, 1996 and 7,509,921 shares
    at December 31, 1995                                5,041            5,007

  Paid-in capital                                      66,150           65,763
  Retained earnings                                    20,389           19,422
  Net unrealized losses on securities
    available for sale, after tax effects                (947)            (238)

            TOTAL SHAREHOLDERS' EQUITY                 90,633           89,954

                                                      $958,289        $900,549


Number of common shares outstanding                     7,561            7,510


Common shareholders' equity per share                $  11.99         $  11.98




See accompanying notes to unaudited consolidated financial statements.

[/TABLE]

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS



THREE MONTHS ENDED                                             MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                   1996             1995

Interest and dividend income:
  Interest on loans and leases                        $15,677          $13,303
  Interest on investment securities:
    Taxable                                            1,481             1,421
    Tax-exempt                                           210               255

                                                       1,691             1,676
Interest and dividends on trading securities               -                 3
Dividends on marketable equity securities                 50                69
Other                                                    132               215

        TOTAL INTEREST AND DIVIDEND INCOME            17,550            15,266

Interest expense:
  Interest on deposits                                 6,980             5,987
  Interest on borrowings:
    Short-term                                         1,746             1,385
    Long-term                                              3                 3

        TOTAL INTEREST EXPENSE                         8,729             7,375

        NET INTEREST AND DIVIDEND INCOME               8,821             7,891
Provision for loan and lease losses                      800               150

        NET INTEREST AND DIVIDEND INCOME AFTER
           PROVISION FOR LOAN AND LEASE LOSSES         8,021             7,741

Other income:
  Service charges on deposit accounts                    565               552
  Loan servicing fees                                    400               427
  Net gains on trading securities                        153               224
  Net gains on investment securities                      57                 -
  Net gains on sales of loans                            430                12
  Leasing activities                                     748               510
  Other                                                  260               339

                                                       2,613             2,064

Other expense:
  Salaries and employee benefits                       3,522             3,546
  Occupancy and equipment                              1,061               974
  Professional fees                                      366               385
  Marketing                                              355               187
  Operation of foreclosed real estate                     56                33
  FDIC deposit insurance                                   1               362
  Goodwill and deposit base intangible amortization      167               189
  Other                                                1,763             1,631

                                                       7,291             7,307

        INCOME BEFORE INCOME TAXES                     3,343             2,498
Income taxes                                           1,015               942

        NET INCOME                                     2,328             1,556
Preferred stock dividends                                  -                67

        NET INCOME AVAILABLE TO COMMON STOCK          $2,328           $ 1,489


Weighted average common shares outstanding             7,540             7,056


Earnings per common share                             $  .31           $   .21




See accompanying notes to unaudited consolidated financial statements.


                                CFX CORPORATION AND SUBSIDIARIES
                                 PART I - FINANCIAL INFORMATION
                                 ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


                                                              NET
                                                           UNREALIZED
                                                            LOSSES ON
                                                           SECURITIES
                       COMMON STOCK    PAID-IN   RETAINED   AVAILABLE
(IN THOUSANDS)       SHARES  DOLLARS   CAPITAL   EARNINGS   FOR SALE  TOTAL

BALANCE AT
  DECEMBER 31, 1995    7,510  $ 5,007  $ 65,763  $19,422   $ (238)   $89,954

Net income                 -       -          -    2,328        -      2,328

Common cash dividends
 declared ($.18
 per share)                -       -          -   (1,361)       -     (1,361)

Issuance of common
 stock under stock
 option plan              36      24        264        -        -        288

Issuance of common
 stock under employee
 stock purchase plan      16      11        148        -        -        159

Increase in net
 unrealized losses on
 securities available
 for sale                 -        -          -        -      (709)      (709)

Fractional shares
 paid out                (1)      (1)       (25)       -         -        (26)


BALANCE AT
 MARCH 31,1996        $7,561    $5,041   $66,150  $20,389   $  (947)   $90,633




See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)



THREE MONTHS ENDED                                                  MARCH 31,
(IN THOUSANDS)                                                    1996   1995


OPERATING ACTIVITIES
  Net income                                                   $ 2,328  $1,556
  Adjustments to reconcile net income to net
    cash used by operating activities:
      Depreciation and amortization                              1,094     740
      Amortization of deferred credit on leasehold residual       (353)      -
      Provision for loan and lease losses                          800     150
      Loans originated and acquired for sale                   (25,896)(18,281)
      Principal balance of loans sold                           24,656  18,517
      Net loss on sale of foreclosed real estate                     9      11
      Net gain on investment securities                            (57)      -
      Net increase in trading securities                       (24,400)(16,174)
      Net deferred income tax provision                            713     840
      Other                                                     (2,219) (3,749)

         NET CASH USED BY OPERATING ACTIVITIES                 (23,325)(16,390)
INVESTING ACTIVITIES
  Proceeds from sales of securities available for sale           1,904   1,011
  Purchases from maturities of securities available for sale     6,656       -
  Purchases of securities available for sale                   (13,354)      -
  Proceeds from maturities of securities held to maturity          612   2,498
  Purchases of securities held to maturity                        (300) (1,000)
  Proceeds from the sale of, or payments on,
     foreclosed real estate                                        248     382
  Purchase of Federal Home Loan Bank of Boston stock              (108)      -
  Net decrease in interest bearing deposits with other banks        13   1,118
  Net increase in loans and leases                             (26,241) (4,806)
  Purchases of premises and equipment                             (408)   (431)

         NET CASH USED BY INVESTING ACTIVITIES                 (30,978) (1,228)

FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing
     deposits and savings accounts                               1,647 (18,721)
  Net increase in time certificates of deposit                  57,608  73,849
  Net decrease in short-term borrowings                         (3,834)   (402)
  Proceeds from Federal Home Loan Bank of Boston
    advances with maturities in excess of three months             225       -
  Payment of Federal Home Loan Bank of Boston advances
    with maturities of three months or less                     (3,684)(36,513)
  Common cash dividends paid                                    (2,565) (1,018)
  Preferred cash dividends paid                                      -     (67)
  Proceeds from issuance of common stock under stock
     option plan                                                   288       1
  Proceeds from issuance of common stock under employee stock
     purchase plan                                                 159      35
  Fractional shares paid out                                       (26)      -

         NET CASH PROVIDED BY FINANCING ACTIVITIES              49,818  17,164

         DECREASE IN CASH AND CASH EQUIVALENTS                  (4,485)   (454)


Cash and cash equivalents at beginning of period                28,766  22,750

         CASH AND CASH EQUIVALENTS AT END OF PERIOD            $24,281  $22,296



SUPPLEMENTARY INFORMATION:
  Interest paid on deposit accounts                             $6,432  $5,351
  Interest paid on borrowed funds                                2,061   1,269
  Income taxes  paid                                                23       -
  Transfers from loans to foreclosed real estate                   423     454


See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1996

NOTE A-BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (the Company) annual report on Form 10-K for the year ended December 31, 1995.

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

The carrying value and estimated fair value of investment securities at March 31, 1996 and December 31, 1995, follows:





                                             MARCH 31,             December 31,
                                               1996                    1995
                                        CARRYING     FAIR    Carrying     Fair
(IN THOUSANDS)                            VALUE     VALUE      Value     Value

Securities available for sale,
  at fair value                        $101,303   $101,303    $ 98,047   $98,047
Securities held to maturity,
  at amortized cost                      19,410     19,388      19,729    19,843

                                       $120,713   $120,691    $117,776  $117,890



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

NOTE D-LOANS AND LEASES

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

Loan origination and commitment fees and certain direct origination costs are deferred, and the net amount amortized as an adjustment of the related loan's yield using the interest method. The Company is generally amortizing these amounts over the contractual life of the related loans.


Consumer lease financing loans are carried at the amount of minimum lease payments plus residuals values, less unearned income which is amortized into interest income using the interest method.

In May 1993, the Financial Accounting Standards Board issued Statement No. 114, `Accounting by Creditors for Impairment of a Loan'', (``SFAS 114''), which was amended in October 1994 by SFAS No. 118, `Accounting by Creditors for
Impairment of a Loan, Income Recognition and Disclosure' (``SFAS 118''). The Company adopted SFAS Nos. 114 and 118 on January 1, 1995. Under this Statement, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. The Statement is not applicable to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, and loans that are measured at fair value or the lower of cost or fair value. Accordingly, the Company has not applied SFAS No. 114 to its consumer and residential mortgage loans which are collectively evaluated for impairment, or to loans held for sale. The Company measures impairment on loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loans obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Collateralized loans are generally measured by fair value of existing collateral, unless market prices or discounted cash flow information is deemed to be more current and reflective of the economies of the lending relationship.

SFAS No. 114 also limits the classification of loans as in-substance foreclosures to situations where the creditor actually receives physical possession of the debtor's assets.

The adoption of SFAS No. 114 had no effect on the Company's assessment of the overall adequacy of the allowance for loan and lease losses.

Loan losses, including those applicable to impaired loans, are charged against the allowance for loan and lease losses when management believes the collectibility of the loan balance is unlikely. The allowance is an estimate and is increased by charges to current income in amounts sufficient to maintain the adequacy of the allowance. The adequacy is determined by management's evaluation of the extent of existing risk in the loan portfolio and prevailing economic conditions.

NOTE E-MORTGAGE SERVICING RIGHTS

Effective January 1, 1995, the Company prospectively adopted SFAS No. 122, `Accounting for Mortgage Servicing Rights'', whereby rights to service mortgage loans for others are capitalized as separate assets, whether acquired through purchase or origination, if such loans are sold or securitized with servicing rights retained. Accordingly, the total cost of the mortgage loan is allocated to the related servicing right and to the loan based on their relative fair values if it is practicable to estimate those fair values. The Company estimates fair value based on the present value of estimated future cash flows using prepayment speeds and discount rates commensurate with the risks involved. Prior to the adoption of SFAS No. 122, the capitalization of originated mortgage servicing rights was not allowed under generally accepted accounting principles.

Capitalized mortgage servicing rights are amortized to servicing revenue in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. For purposes of measuring impairment, the rights are stratified based on the following predominant risk characteristics of the underlying loans; loan type (fixed rate, variable rate or state housing programs) and note rate. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum. No such impairment was recognized during each of the three months ended March 31, 1996 and 1995.

NOTE F-ACQUISITIONS

COMPLETED

On April 28, 1995, the Company acquired Orange Savings Bank (`Orange''), a Massachusetts-chartered savings bank, headquartered in Orange, Massachusetts. Before adjustments for the 1995 stock split and 5% stock dividend, each of Orange's 724,412 outstanding shares of common stock was converted into .8075 shares of the Company's common stock, resulting in the issuance of 584,963 shares of the Company's common stock to Orange shareholders. In addition, the holders of the outstanding Orange stock options (representing the right to purchase 81,049 shares of Orange common stock) received options to purchase 65,447 shares of CFX common stock in exchange.

The acquisition was accounted for as a pooling-of-interest and, accordingly, the consolidated financial statements have been restated to include the consolidated accounts of Orange for all periods presented.

PENDING

On January 5, 1996, the Company signed a definitive agreement to acquire all of the outstanding capital stock of The Safety Fund Corporation (`Safety Fund''), a Massachusetts bank holding company, headquartered in Fitchburg, Massachusetts. Pursuant to the definitive agreement and in the event that the transaction is accounted for as a pooling-of-interests, each of Safety Fund's outstanding shares of common stock has the potential to be converted into 1.7 shares of CFX's common stock. The actual number of shares of CFX's common stock issuable in the transaction is subject to adjustment based on the average price of CFX common stock for the ten trading days immediately before CFX receives the last regulatory approval required to consummate the transaction. In the event that the average price of CFX common stock is below $12.43, the exchange ratio becomes 1.806 shares; and if the average price of CFX common stock is above $18.65, the exchange ratio becomes 1.629 shares. Safety Fund has the right to terminate the agreement if the average price of CFX Common Stock is below $11.65 per share unless CFX agrees to increase the exchange ratio. The transaction is tax free to the owners of Safety Fund and is subject to regulatory approval and the approval of both CFX's and Safety Fund's shareholders. It is anticipated that the transaction will be accounted for by the pooling-of-interests method of accounting. However, if the transaction is required to be accounted for under the purchase method of accounting, the stock exchange ratio would be 1.52 shares, subject to adjustment based on the average price of CFX common stock. At March 31, 1996, Safety Fund had total assets of $297,000,000, deposits of $252,500,000 and stockholders' equity of $21,500,000. Safety Fund's bank subsidiary, Safety Fund National Bank, operates 12 full-service offices and 11 automated teller machines in Worcester County and has a trust division with approximately $349,000,000 in assets under management.

On February 9, 1996, the Company signed a definitive agreement to merge Milford Co/operative Bank (Milford), headquartered in Milford, New Hampshire, into CFX Bank. Pursuant to the definitive agreement, each of Milford's outstanding shares of common stock has the potential to be converted into 2.645 shares of the Company's common stock. The actual number of shares of the Company's common stock issuable in the transaction is subject to adjustment based on the average price of the Company's common stock for the ten trading days immediately before the Company receives the last regulatory approval required to consummate the transaction. In the event that the average price of the Company's common stock is below $12.59, the exchange ratio becomes 2.70 shares; and, if the average price of the Company's common stock is above $17.66, the exchange ratio becomes
2.61 shares. Milford has the right to terminate the agreement if the average price of the Company's common stock is below $12.10 per share unless the Company agrees to increase the exchange ratio. The transaction is tax free to the shareholders of Milford and is subject to regulatory approval and the approval of both the Company's and Milford's shareholders. It is anticipated that the transaction will be accounted for by the pooling-of-interests method of accounting. At March 31 1996, Milford Co/operative Bank had total assets of $160,000,000, deposits of $141,000,000, and stockholder's equity of $15,500,000.
Milford operates six branches located in Amherst, Brookline, Milford, Mont Vernon, New Boston, and Wilton/Lyndeborough, New Hampshire.

In order to comply with certain technical accounting rules relating to the payment of special dividends preceding a business combination, the Company will omit its regular cash dividend for the second quarter of 1996. Omission of the second quarter dividend in an amount equal to the special dividend paid by the Company in January, 1996, will permit CFX to account for its pending mergers with The Safety Fund Corporation and Milford Co/operative Bank as pooling-of-interests. Included herewith as Exhibit 99.1 is a press release, dated April 26, 1996, announcing the omission of the second quarter 1996 dividend.

NOTE G-RECLASSIFICATIONS AND RESTATEMENTS
The consolidated financial statements as of March 31, 1995 and for the year ended March 31, 1995 has been restated to reflect the pooling-of-interests with Orange Savings Bank. In addition, certain amounts have been reclassified in the 1995 consolidated financial statements to conform to the 1996 presentation.

Prior period common per share data has been restated to reflect pooling-of-interests with Orange Savings Bank, the Company's 3 for 2 stock split declared on June 13, 1995 to shareholders of record on June 23, 1995, and the Company's 5% stock dividend declared on December 12, 1995 to shareholders of record on December 22, 1995. In connection with the 3 for 2 stock split, the par value of the Company's common stock was reduced from $1.00 to $.66 2/3.

NOTE H-EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents with a dilutive effect. Common share equivalents are shares which may be issuable to employees and non-employee directors upon exercise of outstanding stock options.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 1996

GENERAL


All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-
Q. All references in the discussion to financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX Corporation is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire, and Orange Savings Bank, headquartered in Orange, Massachusetts.

CFX Bank's direct subsidiaries, both of which are wholly-owned, are CFX Capital Systems, Inc. (CFX Capital) and CFX Financial Services, Inc. (CFX Financial). CFX Capital's wholly-owned subsidiary is CFX Mortgage, Inc. which engages in mortgage banking. CFX Financial owns 51% of CFX Funding L.L.C. (CFX Funding), which engages in the facilitation of lease financing and securitization. Orange Savings Bank has one wholly-owned subsidiary, OSB Securities Corp, which is engaged in investment activities.

On February 9, 1996 and on January 5, 1996, respectively, the Company entered into separate definitive agreements for the acquisitions of the Milford Co/operative Bank, headquartered in Milford, New Hampshire, and The Safety Fund Corporation, headquartered in Fitchburg, Massachusetts. As a result of these acquisitions, the Company will take a special charge to earnings in 1996 of approximately $3.8 million on an after-tax basis for one time costs of the transactions. It is intended that substantially all of the costs will be recognized upon consummation of the acquisitions and will be paid in 1996 and/or 1997. The one time after-tax charge of the transactions pertain to the following areas: data processing, $100,000; personnel, $1,000,000; and other, $2,700,000. Data processing costs consist primarily of write-offs due to duplication of computer hardware, software, and certain telecommunications equipment. Personnel costs consist primarily of charges related to employee severance and employment outplacement assistance. Other costs include investment banking fees, legal and accounting fees, due diligence costs, proxy registration/filing fees and mailing and printing costs. A significant portion of other costs are capitalized for tax purposes and, therefore, are not tax deductible. CFX management continues to review all these costs. There can be no assurance that such costs will not exceed the amounts described above. In addition to the above charges there is the possibility of a special assessment to certain savings institutions. Presently, Congress is considering a bill recommending that savings institutions (i.e. Milford) which have deposits insured by the Federal Deposit Insurance Corporation's Savings Association Fund be charged a special assessment of .85% of insured deposits in order to recapitalize the insurance fund. If a special assessment is required, a one-time charge would result for Milford of approximately $1.1 million.

The operating results of the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans, leases, trading and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. The Company's results of operations are also affected by the provision for loan and lease losses, resulting from the Company's assessment of the adequacy of the allowance for loan and lease losses; the level of its other operating income, including gains and losses on the sale of loans and securities, and loan and other fees; operating expenses; and income tax expenses.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1996



FINANCIAL CONDITION


LOANS AND LEASES

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:





                                               MARCH 31,         December 31,
     (DOLLARS IN THOUSANDS)                     1996                 1995
                                                      % OF                % of
                                         BALANCES  PORTFOLIO Balances Portfolio

      Real estate:
        Residential                      $ 494,800    68.18% $474,015    67.82%
        Construction                         6,195      .85     5,902      .84
        Commercial                          85,895    11.84    87,469    12.51
      Commercial, financial, and
       agricultural                         58,921     8.12    52,462     7.51
      Warehouse lines of credit to
      leasing companies                      4,141      .57    12,906     1.85
      Consumer lease financing              33,903     4.67    24,399     3.49
      Other consumer                        41,848     5.77    41,819     5.98

                                           725,703   100.00%   698,972  100.00%


      Less allowance for loan and
       lease losses                          7,936              7,689

         Net loans and leases             $717,767           $691,283


At December 31, 1995 and March 31, 1996, respectively, the recorded investment in impaired loans (See Note D, `Loans and Leases'') totaled $2,981,000 and $3,022,000, respectively, of which $993,000 and $840,000, respectively, related to loans with no valuation allowance and $1,988,000 and $2,182,000, respectively, related to loans with a corresponding valuation allowance of $853,000 and $1,124,000, respectively.

The $26,731,000 increase in total loans and leases was primarily due to a $20,785,000 increase in residential real estate loans and a $9,504,000 increase in indirect automobile leasing, offset by a $8,765,000 decline in warehouse lines to leasing companies. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease paper is generated through a defined lease program targeted towards automobile dealerships throughout New Hampshire and central Massachusetts. In addition, lending volumes remain strong in the warehouse lines of credit to leasing companies, lines available to small ticket leasing companies who participate in the CFX Funding lease securitization program. Although these warehouse lines of credit to leasing companies balances at March 31, 1996 totaled only $4,141,000, the average balance for the quarter ended March 31, 1996 totaled $10,858,000. In January and March of 1996, CFX Funding completed two lease portfolio securitizations totaling $29,679,000.

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

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:

                                        MARCH 31,   December 31,
     (DOLLARS IN THOUSANDS)              1996          1995

     Nonaccrual (nonperforming) loans   $9,298        $7,844
     Foreclosed real estate              1,141         1,179
     Valuation allowance on foreclosed
      real estate                            -           (50)


        Total nonperforming assets      $10,439       $8,973

     Nonperforming loans as a percent
       of total loans and leases          1.28%          1.12%


     Nonperforming assets as a percent
      of total assets                     1.09%          1.00%





The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:

                                          MARCH 31,           December 31,
     (DOLLARS IN THOUSANDS)                  1996                 1995
                                                  % OF                 % of
                                      BALANCES  PORTFOLIO  Balances  Portfolio
      Nonperforming loans:
        Real estate:
          Residential                 $ 6,178     66.4%    $ 5,097     65.0%
          Commercial                    1,740     18.7       1,487     19.0
        Commercial, financial, and
          agricultural                  1,281     13.8       1,161     14.8
        Consumer and other                 99      1.1          99      1.2

                                        9,298    100.0%      7,844    100.0%


        Foreclosed real estate:
          Residential                     666     58.4%        728     64.5%
          Construction                     53      4.6         128     11.3
          Commercial                      422     37.0         323     28.6
          Valuation allowance               -        -        (50)     (4.4)

                                        1,141    100.0%      1,129    100.0%

        Total nonperforming assets    $10,439              $ 8,973




The following table provides a rollforward of the Company's foreclosed real estate for the periods indicated:





     THREE MONTHS ENDED MARCH 31,  (IN THOUSANDS)       1996          1995

     Balance at beginning of period                   $1,129         $1,985
     Reclassification, net, to nonperforming loans
      to reflect adoption of SFAS No. 114                  -           (714)

     Balance at beginning of period, as reclassified   1,129          1,271
     Additions                                           423            464
     Provision for losses                                 50             (3)
     Sales and other                                    (461)          (672)

      Balance at end of period                        $1,141         $1,060





ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is maintained through charges to earnings. Loan and lease losses recognized,and recoveries received, are charged or credited directly to the allowance. The Company's manage-ment determines the level of the allowance for loan and lease losses based upon a review of the Company's loan and lease portfolio. This review identifies specific problem loans and leases requiring allocations of the allowance and also estimates an allocation for potential loan and lease losses based on current economic conditions and historical experience.

Changes in the allowance for loan and lease losses are as follows:




     THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)          1996          1995

      Balance at beginning of period                     $7,689       $7,558
      Provision for loan and lease losses                   800          180
      Loans charged-off                                    (669)        (306)
      Recoveries of loans previously charged-off            116           84


      Balance at end of period                           $7,936       $7,516

      Allowance for loan and lease losses
        as a percent of total loans and leases             1.09%        1.16%

      Allowance for loan and lease losses as a
        percent of total nonperforming loans              85.35%       95.83%





Management considers the allowance for loan and lease losses to be adequate in view of its evaluation of the Company's loan and lease portfolio, the level of nonperforming loans and leases, current economic conditions and historical experience with loan and lease losses. However, if economic conditions deteriorate, the Company may have to increase the allowance for loan and lease losses from its current level.

DEPOSITS AND BORROWED FUNDS

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:



     THREE MONTHS ENDED,(DOLLARS IN THOUSANDS)     1996             1995

                                              AMOUNT    RATES   AMOUNT   RATES
     Deposits:
     Noninterest bearing demand deposits      $ 51,506     -    $ 45,665     -
     Regular savings deposits                  118,719   3.03%   121,486   2.99%
     NOW & money market deposits               164,237   1.90    187,485   2.18
     Time deposits                             311,275   5.76    274,074   5.15

        Total retail deposits                  645,737   3.82    628,710   3.47
     Brokered time deposits                     65,281   6.74     39,480   6.16

        Total deposits                        $711,018   3.99%  $668,190   3.63%



     Borrowed Funds:

     Advances from Federal Home Loan Bank
         of Boston                            $ 91,207   5.95%  $ 63,477   6.25%
     Other borrowed funds                       33,456   4.80     28,929   5.75

        Total borrowed funds                  $124,663   5.64%  $ 92,406   6.04%





Over the past twelve months, the Company has increased average demand deposits by $5,441,000 and average interest bearing retail deposits by $11,881,000. The majority of the increase in overall deposits is the result of two de-novo New Hampshire branches opened in Gilford (December, 1994) and Manchester (June,
1995). In addition, as a result of fixed rate deposits (time deposits) becoming more attractive to our customers, the Company has experienced a shift in deposits from shorter-term variable rate deposits (savings, NOW, and money market accounts) to longer-term fixed rate deposits.

The increase in advances from the Federal Home Loan Bank of Boston, short-term borrowed funds, and brokered deposits funded asset growth over the past twelve months. Management customarily directs movement of funding between brokered deposits, advances from the Federal Home Loan Bank and repurchase agreements (included in other borrowed funds) in order to achieve a more favorable cost of funds.

SHAREHOLDERS' EQUITY

Shareholders' equity increased by $679,000 as of March 31, 1996 from $89,954,000 at December 31, 1995 to $90,633,000 at March 31, 1996. The increase was due to $2,328,000 in net income, issuance of $288,000 in common stock under the stock option plan, issuance of $159,000 in common stock under the employee stock purchase plan offset by a $709,000 increase in net unrealized losses on securities available for sale, $26,000 paid for fractional shares on a 3 for 2 stock split, and $1,361,000 in common cash dividends.
Historically, CFX has, in accordance with its strategic plans, with the exception of reacting to the economic downturn from 1992 and 1994, declared cash dividends on average in excess of 80% of earnings on an annual basis in order to maximize shareholder value to appropriately leverage the Company's capital.

Consistent with the Company's most recent strategic plan and past history of leveraging capital through dividends was the declaration of a $.1714 special dividend in the fourth quarter of 1995, which was paid in January 1996.

As a result of the pending acquisitions described in Note F - Acquisitions of the `Notes to Consolidated Financial Statements'', the Company was required to omit its second quarter dividend in 1996 in order to comply with certain technical accounting rules relating to the payment of special dividends preceding a business combination. Omission of the second quarter dividend in an amount equal to the special dividend paid by CFX in January, 1996, will permit CFX to account for its pending mergers with The Safety Fund Corporation and Milford Co/operative Bank as poolings-of-interests.

Because the funds that would otherwise have been paid out as a cash dividend will be retained by the Company and increase book value, omission of the second quarter dividend will have no adverse economic effect on the interest of CFX shareholders. CFX is taking this action because it believes that pooling-of-interests accounting is advantageous to the shareholders of CFX, Safety Fund and Milford. The dividend will be omitted solely in connection with The Safety Fund and Milford mergers, transactions that the Company expects will benefit CFX shareholders over the long-term. This action is one-time in nature and does not reflect any change in CFX's dividend policy, particularly in view of CFX's record earnings in the first quarter of 1996 and the outlook for the remainder of 1996. Accordingly, the Company fully expects that normal dividends will resume in the third quarter.

RESULTS OF OPERATIONS - GENERAL

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these securities have been restated to a taxable-equivalent basis (using a 38.62% tax rate). The taxable-equivalent income adjustments are $132,000 and $160,000 for the three months ended March 31, 1996 and 1995, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.



THREE MONTHS ENDED MARCH 31,                        1996                             1995
                                                  INTEREST                        Interest
                                     AVERAGE     INCOME/  YIELD/     Average     Income/    Yield/
(DOLLARS IN THOUSANDS)              BALANCE     EXPENSE    RATE      Balance    Expense     Rate


ASSETS

 Interest and dividend earning assets:
   Loans and leases                    $722,311    $ 15,677    8.73%    $ 648,412  $ 13,303     8.32%
   Taxable securities                   125,420       1,531    4.91       110,098     1,493     5.50
   Tax-exempt securities                 19,008         342    7.24        23,690       415     7.10
   Other                                  8,817         132    6.02        13,152       215     6.54


 Total interest earning assets          875,556      17,682    8.12       795,352    15,426     7.87

 Noninterest earning assets              63,114                            66,397

   Total                               $938,670                         $ 861,749



 LIABILITIES AND SHAREHOLDERS' EQUITY

 Interest bearing liabilities:
   Savings deposits                    $282,956       1,648    2.34     $ 308,971     1,905     2.50


   Time deposits                        376,556       5,332    5.70       313,554     4,082     5.28
   Advances from Federal Home Loan
      Bank of Boston                     91,207       1,350    5.95        63,477       978     6.25
   Other borrowed funds                  33,456         399    4.80        28,929       410     5.75


 Total interest bearing liabilities     784,175       8,729    4.48       714,931     7,374     4.18


 Noninterest bearing liabilities:

   Demand deposits                       51,106                            45,665
   Other                                 12,379                            13,280
   Shareholders' equity                  91,010                            87,873


   Total                               $938,670                         $ 861,749



 Net interest and dividend income                  $  8,953                        $  8,051


 Interest rate spread                                          3.64%                            3.69%
 Net interest margin                                           4.11%                            4.11%



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


                                       FOR THE THREE MONTHS ENDED
                                                MARCH 31
                                             1996 VS. 1995
                                        INCREASE(DECREASE) DUE TO
(IN THOUSANDS)                      VOLUME       RATE       NET
Interest and dividends earned on:

 Loans and leases                    $1,685     $ 686       $2,371
 Investments                           126       (161)        (35)
 Other                                (64)        (16)        (80)

 Total interest and
   dividend income                   1,747        509       2,256


Interest paid on:
 Savings and time
   deposits                            762        232         994
 Borrowed funds                        485       (124)        361

 Total interest expense              1,247        108       1,355


 Change in net interest
   and dividend income               $ 500      $ 401       $ 901




NET INCOME & NET INCOME AVAILABLE TO COMMON STOCK


Net income for the three months ended March 31, 1996 was $2,328,000, compared to $1,566,000, for the same period a year ago. Net income available to common stock for the three months ended March 31, 1996 was $2,328,000, or $.31 per share, compared with $1,489,000, or $.21 per share, for the corresponding period a year ago.

The increase in earnings was primarily due to increased core earnings (net interest and dividend income and noninterest income) and reduced Federal Deposit Insurance Corporation (FDIC) insurance premiums. The stronger core earnings were the result of a $74 million, or 11.40%, increase in average loans and leases over the past twelve months, and an increased focus on the generation of noninterest income. However, a portion of the increase in income was offset by a $650,000 increase in the provision for loan and lease losses.

Total core earnings were $11,434,000, for the three months ended March 31, 1996, compared to $9,955,000 for the same period a year ago. The Company's net interest margin was 4.11% for the three months ended March 31, 1996 and 1995.

NET INTEREST AND DIVIDEND INCOME

Taxable-equivalent net interest income was $8,953,000, for the three months ended March 31, 1996, compared to $8,051,000 for the same period a year ago. The increase in net interest income in the 1996 period was principally due to higher average interest earning assets and higher demand deposits .

The increase in average interest earning assets resulted principally from growth in loans and leases (see `Financial Condition - Loans and Lease'' section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread in the 1996 period declined from the 1995 period principally as a result of increases in the cost of deposits and borrowed funds. In addition to interest rates paid for certificates of deposit increasing over the last nine months, the Company's deposit customers have shifted funds from variable rate deposits (savings, NOW, and money market accounts) to the higher rate certificate accounts. Although the interest rate spread declined in 1996, the net interest margin remained constant in the first quarter of 1996 compared to the first quarter 1995 as a result of the increase in demand deposits in 1996 compared to 1995.

Volatile interest rates can have a material impact on the performance of financial institutions. Since late 1993 interest rates have alternated between periods of significant increase and rapid decline. The Company attempts to manage and minimize the earnings impact of charging interest rates by comprehensively assessing the impact of interest rate changes on forecasted income and equity levels. Included in these analyses are estimates of prepayment variability in certain asset categories, changes in mix and cost of deposits and other liabilities, and other imbedded options throughout the balance sheet, and equity leverage or arbitrage activities. Policy guidelines for interest rate risk exposure are established and have allowed the Company to maintain a relatively stable interest margin throughout several interest rates to could cause pressure toward lower net interest margins

PROVISION FOR LOAN AND LEASE LOSSES


The allowance for loan and lease losses is maintained through charges to earnings. Loan and lease losses realized, and recoveries received, are charged or credited directly to the allowance. The Company's management determines the level of the allowance for loan and lease losses based upon a review of the Company's loan and lease portfolio. This review identifies specific problem loans and leases requiring allocations of the allowance and also estimates an allocation for potential loans and leases based on current economic conditions and historical experience.

The provision for loan and lease losses in the first quarter of 1996 was $800,000, compared to $150,000 in 1995. The higher provision for loan and lease losses in 1996 is principally the result of continued growth in the loan portfolio, the change in loan mix toward consumer loans and leases, an increase in nonperforming loans; and the higher net charge-offs in 1996 compared to 1995. Total net charge-offs amounted to $553,000 for the first quarter of 1996 as compared to $222,000 for the first quarter of 1995.

At March 31, 1996, nonperforming loans stood at $9,298,000, or 1.28% of total loans and leases, compared to $7,844,000, or 1.12% of total loans and leases, as of December 31, 1995. The allowance for loan and lease losses as a percentage of nonperforming loans as of March 31, 1996 and December 31, 1995 amounted to 85.35% and 98.02%, respectively.

OTHER INCOME


Other income for the three months ended March 31, 1996 totaled $2,613,000 compared to $2,064,000, for the same period a year ago.

The increase in other income is principally due to an increase in mortgage banking and leasing activities in the first quarter of 1996. During the first quarter of 1996, CFX Mortgage produced increased gains on the sale of loans as interest rates declined and volumes increased. In addition, CFX Funding completed two lease securitizations during the first quarter of 1996, compared to one lease securitization for the year ago quarter.

OTHER EXPENSE


Other expense for the three months ended March 31, 1996 totaled $7,291,000, compared to $7,307,000 for the same period a year ago.

While other expense remained constant in the first quarter of 1996 compared to 1995, the increase in occupancy and equipment costs and marketing costs in 1996 was offset by a reduction in FDIC insurance premiums. The higher occupancy and equipment costs reflect the new Manchester, NH branch which opened in June 1995 and the higher snow removal costs in 1996, compared to 1995. Marketing costs increased to support the implementation of the new free CFX Bank ATM card and other marketing initiatives.

INCOME TAX
Income taxes for the three months ended March 31, 1996 was 30.36% of pretax income, compared to 37.71% of pretax income for the same period a year ago. The effective tax rate for the three months ended March 31, 1996 was lower because of higher tax-exempt income and tax credits pertaining to low-income housing projects.

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

To measure the impact of interest rate changes, the Company utilizes a comprehensive financial planning model that recalculates the fair value of the Company assuming both instantaneous, permanent parallel shifts in the yield curve of both up and down 100 and 200 basis points, or four separate calculations. Larger increases or decreases in forecasted net income and the net market value of the Company as a result of these interest rate changes represent greater interest rate risk than do smaller increases or decreases.

The results of the financial planning model are highly dependent on numerous assumptions. These assumptions generally fall into two categories: those relating to the interest rate environment and those relating to general business and economic factors. Assumptions related to the interest rate environment include the prepayment speeds on mortgage-related assets and the cash flows and maturities of financial instruments. Assumptions related to general business and economic factors include changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, competition, and management's financial and capital plans. The assumptions are developed based on current business and asset/liability management strategies, historical experience, the current economic environment, forecasted

ASSET/LIABILITY MANAGEMENT (Cont'd.)

economic conditions and other analyses. These assumptions are inherently uncertain and subject to change as time passes. Accordingly, the Company adjusts the proforma net income and net fair values as it believes appropriate on the basis of historical experience and prudent business judgment. The Company endeavors to maintain a position where it experiences no material change in net fair value and no material fluctuation in forecasted net income as a result of assumed 100 to 200 basis point increases and decreases in interest rates. However, there can be no assurances that the Company's projections in this regard will be achieved.

Management believes that the above method of measuring and managing interest rate risk is consistent with the Federal Deposit Insurance Corporation (FDIC) regulation regarding an interest rate risk component of regulatory capital.

LIQUIDITY


The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios and Federal Home Loan Bank of Boston borrowings are the primary sources of asset liquidity. At March 31, 1996, interest bearing deposits with other banks totaled $314,000 and trading and available for sale securities totaled $125,703,000.

Because the Company's subsidiaries, CFX Bank and Orange Savings Bank, maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs. The holding company also maintains liquid assets totaling $8,906,000 as of March 31, 1996, comprised of $1,868,000 in cash and due from banks and interest bearing deposits with bank subsidiaries and notes receivable from bank subsidiaries of $7,038,000.

CAPITAL RESOURCES


Federal regulation requires the Company to maintain minimum capital standards. Tier 1 capital is composed primarily of common stock, retained earnings and perpetual preferred stock in limited amounts less certain intangibles. The minimum requirements include a 3% Tier 1 leverage capital ratio for the most highly-rated institutions; all other institutions are required to meet a minimum leverage ratio that is at least 1% to 2% above the 3% minimum. In addition, the Company and its subsidiary banks are required to satisfy certain capital adequacy guidelines relating to the risk nature of an institution's assets. These guidelines, established by the Federal Reserve Board and the FDIC are applicable to bank holding companies and state chartered non-member banks, respectively. Under the "risk-based" capital rules, banks and bank holding companies are required to have a level of Tier 1 capital equal to 4% of total risk-weighted assets, as defined. Banks and bank holding companies are also required to have total capital (composed of Tier 1 plus "supplemental" or Tier 2 capital, the latter being composed primarily of allowances for loan and lease losses, perpetual preferred stock in excess of the amount included in Tier 1 capital, and certain "hybrid capital instruments" including mandatory convertible debt) equal to 8% of total risk-weighted assets.

As of March 31, 1996, the Company's Tier 1 leverage capital ratio was 8.61%. In addition, the Company's Tier 1 to risk-based capital ratio and total risk-based capital ratio were 13.63 % and 14.90%, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 MARCH 31, 1996





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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5 - OTHER INFORMATION

      The consolidated financial statements of the Company as of December 31, 1994, and for the years ended December 31, 1994 and 1993 have been restated to reflect the pooling-of-interests with Orange Savings Bank. Wolf & Company, P.C., the Company's independent auditors, did not audit the 1994 and 1993 financial statements of Orange Savings Bank. Those statements were audited by Deloitte & Touche LLP and KPMG Peat Marwick LLP whose reports have been furnished to Wolf & Company, P.C., and Wolf & Company, P.C.'s opinion, insofar as it related to the amounts included for Orange Savings Bank as of December 31, 1994 and for the years ended December 31, 1994 and 1993, is based solely on the reports of Deloitte & Touche LLP and KPMG Peat Marwick LLP, whose consents are provided in Exhibits 23.2 and 23.3, respectively. The consolidated financial statements of the Company as of December 31, 1994, and for the years ended December 31, 1994 and 1993 are incorporated by reference into Securities Act Registration Nos. 33-61787, 33-17071, and 33-52598 of CFX Corporation on Form S-8,
      Registration Statement No. 33-54363 of CFX Corporation on Form S-3, and Registration Statement No. 33-02911 of CFX Corporation on Form S-4 in reliance upon such reports given upon the authority of such firms as experts in accounting and auditing.

                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 MARCH 31, 1996


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits

         EXHIBIT
         NUMBER               DESCRIPTION


         23.1         Consent of Wolf & Company, P.C.

         23.2         Consent of Deloitte & Touche LLP

         23.3         Consent of KPMG Peat Marwick LLP

         23.4         Consent of KPMG Peat Marwick LLP

         23.5         Consent of Coopers & Lybrand, L.L.P.

         23.6         Consent of Shatswell, MacLeod & Company, P.C.

         23.7         Consent of Ernst & Young LLP

           27         Financial Data Schedule

         99.1 Press Release, dated April 26, 1996, announcing the omission of the second quarter 1996 dividend.


      (b)Reports on Form 8-K
         (i) On April 12, 1996, a Form 8-K was filed updating the February 9, 1996 Current Report on 8-K which was filed relative to the Milford Co/operative Bank merger.

                        CFX CORPORATION AND SUBSIDIARIES
                                 MARCH 31, 1996
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CFX CORPORATION


May 15, 1996                  /S/ Mark A. Gavin

                              Mark A. Gavin
                              Authorized Officer
                              Chief Financial Officer