Form 10-Q
period 1996-06-30
CFX CORP
filed 1996-08-14
CIK 800042

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended                         June 30, 1996
                                                     -------------


Commission file number                                    1-10633


                                 CFX CORPORATION
             (Exact name of registrant as specified in its charter)


STATE OF NEW HAMPSHIRE                  02-0402421
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification No.)


102 MAIN STREET
KEENE, NEW HAMPSHIRE                               03431
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code                (603) 352-2502
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

YES  [X]      NO  [ ]



The number of shares outstanding of each of the issuer's classes of common stock, $0.66 2/3 par value per share, was 12,229,372 as of July 31, 1996.



================================================================================


                        CFX CORPORATION AND SUBSIDIARIES



                                      INDEX


                                                                                 Page
                                                                                 ----

 PART I   FINANCIAL INFORMATION

 Item 1   Financial Statements:

          Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995.....  1

          Consolidated Statements of Income -- Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995.....................  2

          Consolidated Statement of Shareholders' Equity - Six months ended
           June 30, 1996.........................................................  3

          Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1995..............................................................  4

          Notes to Consolidated Financial Statements - June 30, 1996.............  5

 Item 2   Management's Discussion and Analysis of Financial Condition and Results
           of Operations.........................................................  7

PART II  OTHER INFORMATION

 Item 1  Legal Proceedings....................................................... 19

 Item 2  Changes in Securities................................................... 19

 Item 3  Defaults upon Senior Securities......................................... 19

 Item 4  Submission of Matters to a Vote of Security Holders..................... 19

 Item 5  Other Information....................................................... 20

 Item 6  Exhibits and Reports on Form 8-K........................................ 20

         SIGNATURES.............................................................. 21



                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

- ---------------------------------------------------------------------------------------------------
                                                                    June 30,           December 31,
- ---------------------------------------------------------------------------------------------------
(In thousands, except per share data)                               1996               1995
- ---------------------------------------------------------------------------------------------------

Assets
  Cash and due form banks                                           $   25,198         $ 28,766
  Federal funds sold                                                     7,100               --
                                                                    ---------------------------
      Cash and Cash Equivalents                                         32,298           28,766
  Interest bearing deposits with other banks                             1,002              327
  Federal Home Loan Bank of Boston stock                                 7,496            7,388
  Trading securities                                                        --               --
  Securities available for sale                                        109,528           98,047
  Securities held to maturity                                           16,458           19,729
  Mortgage loans held for sale                                          13,032            6,554
  Loans and leases                                                     775,575          698,972
    Less allowance for loan and lease losses                             8,081            7,689
                                                                    ---------------------------
      Net Loans and Leases                                             767,494          691,283
  Premises and equipment                                                14,265           13,548
  Mortgage servicing rights                                              4,446            4,373
  Goodwill and deposit base intangibles                                  9,553            9,884
  Foreclosed real estate                                                 1,729            1,129
  Other assets                                                          48,470           19,521
                                                                    ---------------------------
                                                                    $1,025,771         $900,549
                                                                    ===========================

Liabilities and Shareholders' Equity
  Deposits:
    Interest bearing                                                $  670,283         $617,872
    Noninterest bearing                                                 59,612           47,851
                                                                    ---------------------------
      Total Deposits                                                   729,895          665,723
  Short-term borrowed funds                                             68,073           31,735
  Advances from Federal Home Loan Bank of Boston                       117,414          100,814
  Other liabilities                                                     17,558           12,323
                                                                    ---------------------------
      Total Liabilities                                                932,940          810,595
                                                                    ---------------------------

Shareholders' Equity
  Common stock, par value $.66 2/3 per share-authorized
   22,500,000 shares, issued 7,566,236 shares at
   June 30, 1996 and 7,509,921 shares at December 31, 1995               5,044            5,007
  Paid-in capital                                                       66,182           65,763
  Retained earnings                                                     22,999           19,422
  Net unrealized losses on securities available for sale,
   after tax effects                                                    (1,394)            (238)
                                                                    ---------------------------
      Total Shareholders' Equity                                        92,831           89,954
                                                                    ---------------------------
                                                                    $1,025,771         $900,549
                                                                    ===========================
Number of common shares outstanding                                      7,566            7,510
                                                                    ===========================
Common shareholders' equity per share                               $    12.27         $  11.98
                                                                    ===========================


See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

- -------------------------------------------------------------------------------------------------------
                                                         Three Months              Six Months
                                                         Ended                     Ended
                                                         June 30,                  June 30,
- -------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                    1996        1995          1996        1995
- -------------------------------------------------------------------------------------------------------

Interest and dividend income:
  Interest on loans and leases                           $ 16,568     $ 14,163     $ 32,245    $ 27,465
  Interest on investment securities:
    Taxable                                                 1,562        1,369        3,043       2,793
    Tax-exempt                                                218          270          428         525
                                                         ----------------------------------------------
                                                            1,780        1,639        3,471       3,318
Interest and dividends on trading securities                   --            2           --           5
Dividends on marketable equity securities                      51           62          101         128
Other                                                         161          199          293         415
                                                         ----------------------------------------------
      Total Interest and Dividend Income                   18,560       16,065       36,110      31,331
                                                         ----------------------------------------------
Interest expense:
  Interest on deposits                                      6,956        6,428       13,936      12,415
  Interest on borrowings:
    Short-term                                              2,240        1,517        3,986       2,902
    Long-term                                                   5            2            8           5
                                                         ----------------------------------------------
      Total Interest Expense                                9,201        7,947       17,930      15,322
                                                         ----------------------------------------------
      Net Interest and Dividend Income                      9,359        8,118       18,180      16,009
Provision for loan and lease losses                           700          480        1,500         630
                                                         ----------------------------------------------
      Net Interest and Dividend Income After
        Provision for Loan and Lease Losses                 8,659        7,638       16,680      15,379
                                                         ----------------------------------------------
Other income:
  Service charges on deposit accounts                         591          540        1,156       1,092
  Loan servicing fees                                         342          389          742         816
  Net gains on trading securities                              --          294          153         518
  Net gains on investment securities                           61          114          118         114
  Net gains on sales of loans                                 337          202          772         214
  Leasing activities                                          613          527        1,361       1,037
  Other                                                       665          510          920         849
                                                         ----------------------------------------------
                                                            2,609        2,576        5,222       4,640
                                                         ----------------------------------------------
Other expense:
  Salaries and employee benefits                            3,684        3,393        7,206       6,939
  Occupancy and equipment                                     969          964        2,030       1,938
  Professional fees                                           277          351          643         736
  Marketing                                                   292          184          647         371
  Operation of foreclosed real estate                          72           59          128          92
  FDIC deposit insurance                                        1          363            2         725
  Goodwill and deposit base intangible amortization           168          179          335         368
  Other                                                     1,852        1,727        3,615       3,358
                                                         ----------------------------------------------
                                                            7,315        7,220       14,606      14,527
                                                         ----------------------------------------------
      Income Before Income Taxes                            3,953        2,994        7,296       5,492
Income taxes                                                1,343          984        2,358       1,926
                                                         ----------------------------------------------
      Net Income                                            2,610        2,010        4,938       3,566
Preferred stock dividends                                      --           22           --          89
                                                         ----------------------------------------------
      Net Income Available to Common Stock               $  2,610     $  1,988    $   4,938    $  3,477
                                                         ==============================================
Weighted average common shares outstanding                  7,562        7,296        7,551       7,177
                                                         ==============================================
Earnings per common share                                $    .34     $    .27    $     .65    $    .48
                                                         ==============================================



See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)


- -------------------------------------------------------------------------------------------------------------------
                                                                                            Net
                                                                                            Unrealized
                                                                                            Losses on
                                              Common Stock                                  Securities
                                           ------------------     Paid-in      Retained     Available
(In thousands)                             Shares     Dollars     Capital      Earnings     For Sale       Total
- -------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995               7,510      $ 5,007     $ 65,763     $ 19,422     $   (238)      $ 89,954

  Net income                                  --           --           --        4,938           --          4,938

  Common cash dividends declared
   ($.18 per share)                           --           --           --       (1,361)          --         (1,361)

  Issuance of common stock under
   stock option plan                          41           27          296           --           --            323

  Issuance of common stock under
   employee stock purchase plan               16           11          148           --           --            159

  Increase in net unrealized losses
   on securities available for sale           --           --           --           --       (1,156)        (1,156)

  Fractional shares paid out                  (1)          (1)         (25)          --           --            (26)
                                           ------------------------------------------------------------------------


Balance at June 30, 1996                   7,566      $ 5,044     $ 66,182     $ 22,999     $ (1,394)      $ 92,831
                                           ========================================================================


See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


- ------------------------------------------------------------------------------------------
Six Months Ended                                                    June 30,
- ------------------------------------------------------------------------------------------
(In thousands)                                                      1996          1995
- ------------------------------------------------------------------------------------------

Operating Activities
  Net income                                                        $   4,938     $  3,566
  Adjustments to reconcile net income to net cash used by
   operating activities:
    Depreciation and amortization                                       2,042        1,524
    Amortization of deferred credit on leasehold residual                (706)          --
    Provision for loan and lease losses                                 1,500          630
    Loans originated and acquired for sale                            (55,396)     (46,013)
    Principal balance of loans sold                                    48,918       42,266
    Net (gain) loss on sale of foreclosed real estate                      15          (51)
    Net gain on investment securities                                    (118)        (114)
    Net increase in trading securities                                     --      (20,379)
    Net deferred income tax provision                                   2,040        1,234
    Other                                                              (7,032)      (5,680)
                                                                    ----------------------
      Net Cash Used by Operating Activities                            (3,799)     (23,022)
                                                                    ----------------------
Investing Activities
  Proceeds from sales of securities available for sale                  2,650        1,949
  Purchases from maturities of securities available for sale           17,672           --
  Purchases of securities available for sale                          (33,940)        (240)
  Proceeds from maturities of securities held to maturity               5,229       12,264
  Purchases of securities held to maturity                             (1,970)      (3,578)
  Proceeds from the sale of, or payments on, foreclosed
   real estate                                                            415          404
  Purchase of Federal Home Loan Bank of Boston stock                     (108)          --
  Net decrease in interest bearing deposits with
   other banks                                                           (675)        (506)
  Net increase in loans and leases                                    (73,987)     (11,843)
  Purchase of bank-owned life insurance                               (20,000)          --
  Purchases of premises and equipment                                  (1,601)        (688)
                                                                    ----------------------
      Net Cash Used by Investing Activities                          (106,315)      (2,238)
                                                                    ----------------------
Financing Activities
  Net increase (decrease) in noninterest bearing deposits
   and savings accounts                                                11,712      (11,968)
  Net increase in time certificates of deposit                         52,460       63,243
  Net decrease in short-term borrowings                                36,338        6,374
  Proceeds from Federal Home Loan Bank of Boston advances
   with maturities in excess of three months                              226      (27,707)
  Payment of Federal Home Loan Bank of Boston advances
   with maturities in excess of three months or less                       (1)          --
  Proceeds from Federal Home Loan Bank of Boston advances
   with maturities of three months or less                             16,375           --
  Common cash dividends paid                                           (3,920)      (1,945)
  Preferred cash dividends paid                                            --          (89)
  Proceeds from issuance of common stock under
   dividend reinvestment plan                                              --           84
  Proceeds from issuance of common stock under
   stock option plan                                                      323          211
  Proceeds from issuance of common stock under
   employee stock purchase plan                                           159           35
  Fractional shares paid out                                              (26)          --
                                                                    ----------------------
      Net Cash Provided by Financing Activities                       113,646       28,238
                                                                    ----------------------
      Decrease in Cash and Cash Equivalents                             3,532        2,978
Cash and cash equivalents at beginning of period                       28,766       22,750
                                                                    ----------------------
      Cash and Cash Equivalents at End of Period                    $  32,298     $ 25,728
                                                                    ======================

Supplementary Information:
  Interest paid on deposit accounts                                 $  13,074     $  4,699
  Interest paid on borrowed funds                                       3,946        1,269
  Income taxes paid                                                       357          436
  Transfers from loans to foreclosed real estate                        1,585        1,515


See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1996

- --------------------------------------------------------------------------------
Note A-Basis of Presentation
- --------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (the Company) annual report on Form 10-K for the year ended December 31, 1995.


- --------------------------------------------------------------------------------
Note B-Acquisitions
- --------------------------------------------------------------------------------

On July 1, 1996, the Company acquired The Safety Fund Corporation ("Safety Fund") and the Milford Co/operative Bank ("Milford").

Pursuant to the definitive agreements, each of Safety Fund's 1,665,000 outstanding shares of common stock and Milford's 689,000 outstanding shares of common stock were converted into 1.7 shares and 2.6446 shares, respectively, of the Company's common stock, resulting in the issuance of 2,831,000 shares and 1,823,000 shares, respectively, of the Company's common stock to Safety Fund and Milford shareholders. Cash will be paid in lieu of issuing fractional shares.

Milford was a state-chartered co/operative bank, headquartered in Milford, New Hampshire. Milford was merged into CFX's New Hampshire banking subsidiary, CFX Bank, as part of the transaction.

Safety  Fund  was  a  bank   holding   company   headquartered   in   Fitchburg,
Massachusetts. Safety Fund's subsidiary bank, Safety Fund National Bank, will continue to operate as a subsidiary of CFX.

Both  the  Safety  Fund  and  Milford   mergers  were   accounted   for  by  the
pooling-of-interests method of accounting.

As a result of the pending acquisitions, the Company was required to omit its second quarter dividend in 1996 in order to comply with certain technical accounting rules relating to the payment of special dividends preceding a business combination. Omission of the second quarter dividend in an amount equal to the special dividend paid by CFX in January, 1996, permits CFX to account for its pending mergers with The Safety Fund Corporation and Milford Co/operative Bank as poolings-of-interests.

Because the funds that would otherwise have been paid out as a cash dividend were retained by the Company and increased book value, omission of the second quarter dividend did not have an adverse economic effect on the interest of CFX shareholders. The dividend was omitted solely in connection with The Safety Fund and Milford mergers and does not reflect any change in CFX's dividend policy. Accordingly, the Company fully expects that normal dividends will resume in the third quarter.

The following unaudited supplemental combined condensed financial statements give effect to the acquisitions under the pooling-of-interests method of accounting, but do not reflect anticipated expenses and nonrecurring charges or estimated expense savings and revenue enhancements anticipated to result from the acquisitions.

The unaudited supplemental combined financial data is not necessarily indicative of the financial position and results of future operations of the combined entity or the actual financial position and results of operations that would have been achieved had the acquisitions been consummated at the date indicated.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                          Item 1 - Financial Statements
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1996

- --------------------------------------------------------------------------------
Note B - Acquisitions - Cont'd.
- --------------------------------------------------------------------------------


COMBINED CONDENSED BALANCE SHEETS

- -------------------------------------------------------------------------------------------------------------------
June 30, 1996                                                  Safety                     Pro Forma     Pro Forma
(Dollars in thousands, except per share data)   CFX            Fund         Milford       Adjustment    CFX
- -------------------------------------------------------------------------------------------------------------------

Assets

  Investment securities                         $   125,986    $ 118,557    $  62,493                   $   307,036
  Net loans and leases                              767,494      157,442       69,324                       994,260
  Other assets                                      132,291       32,277       32,080                       196,648
                                                -------------------------------------------------------------------
      Total Assets                              $ 1,025,771    $ 308,276    $ 163,897                   $ 1,497,944
                                                ===================================================================

Liabilities and Shareholders' Equity

  Deposits                                      $   729,895    $ 247,311    $ 145,465                   $ 1,122,671
  Borrowed funds                                    185,487       33,781        2,000                       221,268
  Other liabilities                                  17,558        4,532        1,042                        23,132
                                                -------------------------------------------------------------------
      Total Liabilities                             932,940      285,624      148,507                     1,367,071
                                                -------------------------------------------------------------------

Shareholders' Equity                                 92,831       22,652       15,390                       130,873
                                                -------------------------------------------------------------------

      Total Liabilities and Shareholders'
       Equity                                   $ 1,025,771    $ 308,276    $ 163,897                   $ 1,497,944
                                                ===================================================================
Common shares outstanding                             7,566                                 4,654            12,220
                                                ===========                               =======       ===========
Common shareholders' equity per share           $     12.27                                             $     10.71
                                                ===========                                             ===========


COMBINED CONDENSED INCOME STATEMENTS

- -------------------------------------------------------------------------------------------------------------------
                                                               Safety                     Pro Forma     Pro Forma
(Dollars in thousands, except per share data)   CFX            Fund         Milford       Adjustment    CFX
- -------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 1996

Net interest and dividend income                $     9,359    $   3,566    $   1,355                   $    14,280
Provision for loan and lease losses                     700           30           30                           760
Other income                                          2,609        1,204          203                         4,016
Other expense                                         7,315        3,199          917                        11,431
Income taxes                                          1,343          437          206                         1,986
                                                -------------------------------------------------------------------
      Net Income                                $     2,610    $   1,104    $     405                   $     4,119
                                                ============================================
Weighted average common shares outstanding            7,562                                 4,654            12,216
                                                ===========                               =======       ===========
Earnings per common share                       $       .34                                             $       .34
                                                ===========                                             ===========

FOR THE SIX MONTHS ENDED JUNE 30, 1996

Net interest and dividend income                $    18,180    $   7,061    $   2,700                   $    27,941
Provision for loan and lease losses                   1,500          105           60                         1,665
Other income                                          5,222        2,292          364                         7,878
Other expense                                        14,606        6,492        1,867                        22,965
Income taxes                                          2,358          762          394                         3,514
                                                -------------------------------------------------------------------
      Net Income                                $     4,938    $   1,994    $     743                   $     7,675
                                                ===================================================================
Weighted average common shares outstanding            7,551                                 4,654            12,205
                                                ===========                               =======       ===========
Earnings per common share                       $       .65                                             $       .63
                                                ===========                                             ===========

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  June 30, 1996

- --------------------------------------------------------------------------------
General
- --------------------------------------------------------------------------------


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

On July 1, 1996 the Company completed the acquisitions of The Safety Fund Corporation, headquartered in Fitchburg, Massachusetts, and Milford Co/operative
Bank,   headquartered  in  Milford,   New  Hampshire.   As  a  result  of  these
acquisitions, the Company will take a special charge to earnings in the third quarter of 1996 of approximately $3.8 million on an after-tax basis for one-time costs of the transactions. It is intended that substantially all of the costs will be recognized upon consummation of the acquisitions and will be paid in 1996 and/or 1997. The one time after-tax charge of the transactions pertains to the following areas: premises and equipment, $250,000; personnel, $900,000; and other, $2,650,000. Premises and equipment costs consist primarily of write-offs due to consolidation of operation centers and duplication of computer hardware, software, and certain telecommunications equipment. Personnel costs consist primarily of charges related to employee severance and employee outplacement assistance. Other costs include investment banking fees, legal and accounting fees, due diligence costs, proxy registration/filing fees and mailing and printing costs. A significant portion of other costs are capitalized for tax purposes and, therefore, are not tax deductible. CFX management continues to review all these costs. There can be no assurance that such costs will not exceed the amounts described above. In addition to the above charges there is the possibility of a special assessment to certain savings institutions. Presently, Congress is considering a bill recommending that savings institutions which have deposits insured by the Federal Deposit Insurance Corporation's
Savings  Association  Insurance  Fund (SAIF) be charged a special  assessment of
 .85% of insured deposits in order to recapitalize the insurance fund. If a special assessment is required, a one-time charge of approximately $1.1 million would result under the SAIF deposits acquired in the Milford acquisition.

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

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Results of Operations - General
- --------------------------------------------------------------------------------


The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these securities have been restated to a taxable-equivalent basis (using a 38.62% tax rate). The taxable-equivalent income adjustments are $137,000 and $168,000 for the three months ended June 30, 1996 and 1995, respectively, and $269,000 and $330,000 for the six months ended June 30, 1996 and 1995, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.

- ---------------------------------------------------------------------------------------------------------------
Three Months Ended June 30,                1996                                 1995
- ---------------------------------------------------------------------------------------------------------------
                                                         Interest                           Interest
                                           Average       Income/     Yield/     Average     Income/      Yield/
(Dollars in thousands)                     Balance       Expense     Rate       Balance     Expense      Rate
- ---------------------------------------------------------------------------------------------------------------

Assets

  Interest and dividend earning assets:
    Loans and leases                       $  773,098    $16,568     8.62%      $662,646    $14,163      8.57%
    Taxable securities                        111,633      1,616     5.82        109,266      1,433      5.26
    Tax-exempt securities                      19,509        355     7.32         24,734        438      7.10
    Other                                      10,335        158     6.15         10,644        199      7.54
                                           ---------------------                -------------------

  Total interest earning assets               914,575     18,697     8.22        807,290     16,233      8.07
                                                         -------                            -------
  Noninterest earning assets                   85,818                             67,799
                                           ----------                           --------
      Total                                $1,000,393                           $875,089
                                           ==========                           ========

Liabilities and Shareholders' Equity

  Interest bearing liabilities:
    Savings deposits                       $  284,689      1,664     2.35       $299,930      1,931      2.58
    Time deposits                             379,027      5,292     5.62        326,591      4,497      5.52
    Advances from Federal Home Loan
     Bank of Boston                           116,592      1,624     5.60        67,384       1,080      6.43
    Other borrowed funds                       53,011        621     4.71        30,411         439      5.79
                                           ---------------------                -------------------

  Total interest bearing liabilities          833,319      9,201     4.44        724,316      7,947      4.40
                                                         -------                            -------

  Noninterest bearing liabilities:

    Demand deposits                            58,777                             48,819
    Other                                      15,999                             13,256
    Shareholders' equity                       92,298                             88,698
                                           ----------                           --------

    Total                                  $1,000,393                           $875,089
                                           ==========                           ========

  Net interest and dividend income                       $ 9,496                            $ 8,286
                                                         =======                            =======

  Interest rate spread                                               3.78%                               3.67%
  Net interest margin                                                4.18%                               4.12%

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Results of Operations - General - (Cont'd.)
- --------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------
Six Months Ended June 30,                  1996                                 1995
- ----------------------------------------------------------------------------------------------------------------
                                                        Interest                             Interest
                                           Average      Income/     Yield/      Average      Income/      Yield/
(Dollars in thousands)                     Balance      Expense     Rate        Balance      Expense      Rate
- ----------------------------------------------------------------------------------------------------------------

Assets

Interest and dividend earning assets:
  Loans and leases                         $ 747,705    $32,245     8.67%       $ 655,569    $27,465      8.45%
  Taxable securities                         118,485      3,147     5.34          109,668      2,926      5.38
  Tax-exempt securities                       19,258        697     7.28           24,215        855      7.12
  Other                                        9,618        290     6.06           12,645        415      6.62
                                           --------------------                 --------------------

Total interest earning assets                895,066     36,379     8.17          802,097     31,661      7.96
                                                        -------                              -------
Noninterest earning assets                    74,466                              67,130
                                           ---------                            ---------
      Total                                $ 969,532                            $ 869,227
                                           =========                            =========

Liabilities and Shareholders' Equity

Interest bearing liabilities:
  Savings deposits                         $ 283,823      3,312     2.35        $ 304,689      3,881      2.57
  Time deposits                              377,791     10,624     5.66          320,599      8,534      5.37
  Advances from Federal Home Loan
   Bank of Boston                            103,900      2,974     5.76           65,441      2,057      6.34
  Other borrowed funds                        43,233      1,020     4.75           30,194        850      5.68
                                           --------------------                 ---------    -------

Total interest bearing liabilities           808,747     17,930     4.46          720,923     15,322      4.29
                                                        -------                              -------

Noninterest bearing liabilities:

  Demand deposits                             54,942                               47,250
  Other                                       14,189                               12,761
  Shareholders' equity                        91,654                               88,293
                                           ---------                            ---------

      Total                                $ 969,532                            $ 869,227
                                           =========                            =========

Net interest and dividend income                        $18,449                              $16,339
                                                        =======                              =======

Interest rate spread                                                3.71%                                 3.67%
Net interest margin                                                 4.15%                                 4.11%

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Results of Operations - General - (Cont'd.)
- --------------------------------------------------------------------------------

The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon.
The net changes attributable to both volume and rate have been allocated proportionately.


- ----------------------------------------------------------------------------------------------------
                                       For the Three Months Ended       For the Six Months Ended
                                       June 30,                         June 30,
                                       1996 vs. 1995                    1996 vs. 1995
                                       Increase  (Decrease)  Due to     Increase  (Decrease)  Due to
- ----------------------------------------------------------------------------------------------------
(In thousands)                         Volume     Rate      Net         Volume     Rate     Net
- ----------------------------------------------------------------------------------------------------

Interest and dividends earned on:

  Loans and leases                     $2,361     $  44     $2,405      $4,102     $678     $4,780
  Investments                             (63)      163        100          63       (0)        63
  Other                                    (6)      (35)       (41)       (109)     (16)      (125)
                                       -----------------------------------------------------------
      Total interest and dividend
       income                           2,292       172      2,464       4,056      662      4,718
                                       -----------------------------------------------------------

Interest paid on:

  Savings and time deposits               631      (103)       528       1,311      210      1,521
  Borrowed funds                          979      (253)       726       1,184      (97)     1,087
                                       -----------------------------------------------------------
      Total interest expense            1,610      (356)     1,254       2,495      113      2,608
                                       -----------------------------------------------------------

  Change in net interest and
   dividend income                     $  683     $ 527      $1,210     $1,561     $549     $2,110
                                       ===========================================================

Net Income & Net Income Available to Common Stock

Net income for the three and six months ended June 30, 1996 was $2,610,000, and $4,938,000, respectively, compared to $2,010,000, and $3,566,000, respectively, for the same periods a year ago. Net income available to common stock for the three and six months ended June 30, 1996 was $2,610,000, or $.34 per share, and $4,938,000 and $.65 per share, respectively, compared with $1,988,000, or $.27 per share, and $3,477,000 or $.48 per share respectively, for the corresponding periods a year ago.

The increase in earnings was primarily due to increased core earnings (net interest and dividend income and noninterest income) and reduced Federal Deposit Insurance Corporation (FDIC) insurance premiums. The stronger core earnings were the result of a $92 million, or 14.05%, increase in average loans and leases over the past twelve months, and an increased focus on the generation of noninterest income. However, a portion of the increase in income was offset by an increase in the provision for loan and lease losses and certain operating expenses.

Total core earnings were $11,968,000 and $23,402,000 for the three and six months ended June 30, 1996, compared to $10,694,000 and $20,649,000 for the same periods a year ago. The Company's net interest margin of 4.18% and 4.15% for the three and six months ended June 30, 1996 increased from 4.12% and 4.11% for the corresponding periods a year ago.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Results of Operations - General - (Cont'd.)
- --------------------------------------------------------------------------------

Net Interest and Dividend Income

Taxable-equivalent net interest income was $9,496,000, and $18,449,000, respectively, for the three and six months ended June 30, 1996, compared to $8,286,000, and $16,339,000 for the same periods a year ago. The increase in net interest income in the 1996 period was principally due to higher average interest earning assets and higher demand deposits.

The increase in average interest earning assets resulted principally from growth in loans and leases (see "Financial Condition - Loans and Lease" section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread in the 1996 periods increased from the 1995 periods principally as a result of increases in the yield on interest earning assets outpacing the increases in the cost of interest bearing liabilities. The increase in the net interest margin is the result of an increase in interest rate spread and demand deposits in the 1996 periods compared to the 1995 periods.

Volatile interest rates can have a material impact on the performance of financial institutions. Since late 1993 interest rates have alternated between periods of significant increase and rapid decline. The Company attempts to manage and minimize the earnings impact of changing interest rates by comprehensively assessing the impact of interest rate changes on forecasted income and equity levels. Included in these analyses are estimates of prepayment variability in certain asset categories, changes in mix and cost of deposits and other liabilities, and other imbedded options throughout the balance sheet, and equity leverage or arbitrage activities. Policy guidelines for interest rate risk exposure are established and have allowed the Company to maintain a relatively stable interest margin throughout several interest rate cycles.


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

The provision for loan and lease losses in the three and six months ended June 30, 1996 was $700,000, and $1,500,000, respectively, compared to $480,000 and
$630,000, respectively, for the same periods a year ago. The higher provision for loan and lease losses in 1996 is principally the result of continued growth in the loan portfolio, the change in loan mix toward consumer loans and leases, and the higher net charge-offs in 1996 compared to 1995. Total net charge-offs amounted to $1,108,000 for the six months ended June 30, 1996 as compared to $547,000 for the six months ended June 30, 1995.

At June 30, 1996, nonperforming loans stood at $7,805,000, or 1.01% of total loans and leases, compared to $7,844,000, or 1.12% of total loans and leases, as of December 31, 1995. The allowance for loan and lease losses as a percentage of nonperforming loans as of June 30, 1996 and December 31, 1995 amounted to 103.54% and 98.02%, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Results of Operations - General - (Cont'd.)
- --------------------------------------------------------------------------------

Other Income

Other income for the three and six months ended June 30, 1996 totaled $2,609,000, and $5,222,000, respectively, compared to $2,576,000, and $4,640,000 for the same periods a year ago.

The increase in other income is principally due to an increase in mortgage banking and leasing activities in 1996 compared to 1995; offset by lower trading securities gains in 1996. Net gains on sales of loans have been positively impacted by a more favorable interest rate environment in 1996. The increase in leasing activities is the result of three securitizations completed in 1996, compared to two in 1995. In addition, in 1996, CFX Funding had two additional leasing companies participating in the program. The lower trading securities gains is the result of liquidating trading securities in April of 1996. Trading securities, an investment in a money market mutual fund, was used by the Company to generate capital gains to offset capital loss carryforwards.


Other Expense

Other  expense  for the  three  and six  months  ended  June  30,  1996  totaled
$7,315,000,   and  $14,606,000,   respectively,   compared  to  $7,220,000,  and
$14,527,000, respectively, for the same periods a year ago.

While other expense remained constant in the 1996 periods compared to the 1995 period, the increase in occupancy and equipment costs and marketing costs in 1996 was offset by a reduction in FDIC insurance premiums. The higher occupancy and equipment costs reflect the new Manchester, NH branch which opened in June 1995 and the higher snow removal costs in 1996, compared to 1995. Marketing costs increased to support the implementation of the new free CFX Bank ATM card and other marketing initiatives.


Income Tax

Income taxes for the three and six months ended June 30, 1996 were 33.97% and 32.32%, respectively, of pretax income, compared to 32.86%, and 35.07% of pretax income for the same periods a year ago. The effective tax rate for the six months ended June 30, 1996 was lower because of higher tax-exempt income and tax credits pertaining to low-income housing projects.

- --------------------------------------------------------------------------------
Financial Condition
- --------------------------------------------------------------------------------

Investment Securities

The carrying value and estimated fair value of investment securities at June 30, 1996 and December 31, 1995, follows:

- ------------------------------------------------------------------------------------------------------
                                                       June 30,                  December 31,
                                                       1996                      1995
- ------------------------------------------------------------------------------------------------------
                                                       Carrying     Fair         Carrying     Fair
         (In thousands)                                Value        Value        Value        Value
- ------------------------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury and agency obligations               $  43,866    $  43,866    $ 19,574     $ 19,574
    Corporate bonds                                        4,344        4,344       5,072        5,072
    Federal agency mortgage pass-through securities       48,884       48,884      55,408       55,408
    Collateralized mortgage obligations (CMO's)            9,249        9,249      14,747       14,747
    Marketable equity securities                           3,185        3,185       3,246        3,246
                                                       -----------------------------------------------
      Total securities available for sale              $ 109,528    $ 109,528    $ 98,047     $ 98,047
                                                       ===============================================

Securities held to maturity:
  Debt securities:
    U.S. Treasury and agency obligations               $      --    $      --    $    500     $    498
    State and municipal                                   16,458       16,394      19,229       19,345
                                                       -----------------------------------------------
                                                       $  16,458    $  16,394    $ 19,729     $ 19,843
                                                       ===============================================

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Financial Condition - Cont'd.
- --------------------------------------------------------------------------------

Loans and Leases

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:

- ------------------------------------------------------------------------------------------------------
                                                   June 30,                   December 31,
- ------------------------------------------------------------------------------------------------------
(Dollars in thousands)                             1996                       1995
- ------------------------------------------------------------------------------------------------------
                                                                % of                           % of
                                                   Balances     Portfolio     Balances       Portfolio
- ------------------------------------------------------------------------------------------------------

Real estate:
  Residential                                      $ 535,473     69.04%       $ 474,015       67.82%
  Construction                                         7,509       .97            5,902         .84
  Commercial                                          84,729     10.77           87,469       12.51
Commercial, financial, and agricultural               62,022      8.00           52,462        7.51
Warehouse lines of credit to leasing companies         3,294       .58           12,906        1.85
Consumer lease financing                              44,538      5.74           24,399        3.49
Other consumer                                        38,010      4.90           41,819        5.98
                                                   ------------------------------------------------
                                                     775,575    100.00%         698,972      100.00%
                                                                ======                       ======
Less allowance for loan and lease losses               8,081                      7,689
                                                   ---------                  ---------
      Net loans and leases                         $ 767,494                  $ 691,283
                                                   =========                  =========

At June 30, 1996 and December 31, 1995, respectively, the recorded investment in impaired loans totaled $1,803,000 and $2,981,000, respectively, of which $1,091,000 and $993,000, respectively, related to loans with no valuation allowance and $712,000 and $1,988,000, respectively, related to loans with a corresponding valuation allowance of $325,000 and $853,000, respectively.

The $76,603,000 increase in total loans and leases was primarily due to a $61,458,000 increase in residential real estate loans and a $20,139,000 increase in indirect automobile leasing, offset by a $9,612,000 decline in warehouse lines to leasing companies. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease paper is generated through a lease program targeted towards automobile dealerships throughout New Hampshire and central Massachusetts. In addition, lending volumes remain strong in the warehouse lines of credit to leasing companies participating in CFX Funding's lease financing and securitization programs. Although these warehouse lines of credit to balances at June 30, 1996 totaled only $3,294,000, the average balance for the six months ended June 30, 1996 totaled $11,328,000. CFX Funding services approximately $82,000,000 in leases for others.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Risk Elements
- --------------------------------------------------------------------------------

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

The  following  table  provides   information  with  respect  to  the  Company's
nonperforming loans and assets at the dates indicated:

- ------------------------------------------------------------------------------------------
                                                                 June 30,     December 31,
- ------------------------------------------------------------------------------------------
(Dollars in thousands)                                           1996         1995
- ------------------------------------------------------------------------------------------

Nonaccrual (nonperforming) loans                                 $ 7,805      $ 7,844
Foreclosed real estate                                             1,729        1,179
Valuation allowance on foreclosed real estate                         --          (50)
                                                                 --------------------

      Total nonperforming assets                                 $ 9,534      $ 8,973
                                                                 ====================

Nonperforming loans as a percent of total loans and leases          1.01%        1.12%
                                                                 ====================
Nonperforming assets as a percent of total assets                    .93%        1.00%
                                                                 ====================


The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:

- ---------------------------------------------------------------------------------------------------
                                                  June 30,                         December 31,
- ---------------------------------------------------------------------------------------------------
(Dollars in thousands)                            1996                                 1995
- ---------------------------------------------------------------------------------------------------
                                                               % of                       % of
                                                  Balances     Portfolio     Balances     Portfolio
- ---------------------------------------------------------------------------------------------------

Nonperforming loans:
  Real estate:
    Residential                                   $ 5,549       71.1%        $ 5,097       65.0%
    Commercial                                      1,381       17.7           1,487       19.0
    Commercial, financial, and  agricultural          768        9.8           1,161       14.8
    Consumer and other                                107        1.4              99        1.2
                                                  ---------------------------------------------
                                                    7,805      100.0%          7,844      100.0%
                                                  -------      =====         -------      =====
  Foreclosed real estate:
    Residential                                       909       52.6%            728       64.5%
    Construction                                      476       27.5             128       11.3
    Commercial                                        344       19.9             323       28.6
    Valuation allowance                                --         --             (50)      (4.4)
                                                  ---------------------------------------------
                                                    1,729      100.0%          1,129      100.0%
                                                  -------      =====         -------      =====

      Total nonperforming assets                  $ 9,534                    $ 8,973
                                                  =======                    =======

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Risk Elements - Cont'd.
- --------------------------------------------------------------------------------

The increase in foreclosed real estate over the December 31, 1995 balance is more reflective of the increase in the size of the overall portfolio than an indication of economic determination. In addition, efforts have been made to expedite the foreclosure process when other solutions are not advantageous, thus increasing foreclosure totals and decreasing nonperforming loan totals. Loans delinquent less than 90 days have been decreasing since year end from $23,003,000 at December 31, 1995 to $11,552,000 at June 30, 1996. The reduction is primarily noted in the residential real estate portfolio and is principally due to a more intensified collection process.

The following table provides a rollforward of the Company's foreclosed real estate for the periods indicated:

- -------------------------------------------------------------------------------
Six Months Ended June 30,  (In thousands)                  1996         1995
- -------------------------------------------------------------------------------

Balance at beginning of period                             $ 1,129      $ 1,985
Reclassification, net, to nonperforming loans to
 reflect adoption of SFAS No. 114                               --         (714)
Additions                                                    1,282        1,515
Sales and other                                               (682)      (1,372)
                                                           --------------------
Balance at end of period                                   $ 1,729      $ 1,414
                                                           ====================

- --------------------------------------------------------------------------------
Allowance for Loan and Lease Losses
- --------------------------------------------------------------------------------

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

Changes in the allowance for loan and lease losses are as follows:

- ----------------------------------------------------------------------
Six Months Ended June 30, (In thousands)          1996         1995
- ----------------------------------------------------------------------

Balance at beginning of period                    $ 7,689      $ 7,558
Provision for loan and lease losses                 1,500          630
Loans charged-off                                  (1,295)        (697)
Recoveries of loans previously charged-off            187          150
                                                  --------------------

Balance at end of period                          $ 8,081      $ 7,647
                                                  ====================
Allowance for loan and lease losses as a
 percent of total loans and leases                   1.04%        1.17%
                                                  ====================

Allowance for loan and lease losses as a
 percent of total nonperforming loans              103.54%      100.54%
                                                  ====================
Net chargeoffs/average loans and leases (1)           .30%         .19%
                                                  ====================

- -------------------
<F1>  Annualized

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

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Deposits and Borrowed Funds
- --------------------------------------------------------------------------------

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:

- ------------------------------------------------------------------------------------------------
Six Months Ended, (Dollars in thousands)            1996                     1995
- ------------------------------------------------------------------------------------------------
                                                    Amount        Rates      Amount        Rates
- ------------------------------------------------------------------------------------------------

Deposits:

Noninterest bearing demand deposits                 $  54,942                $  47,250       --
Regular savings deposits                              120,797     2.93%        121,776     3.04%
NOW & money market deposits                           163,026     1.91         182,913     2.26
Time deposits                                         313,805     5.66         282,008     5.25
                                                    ---------                ---------
      Total retail deposits                           652,570     3.74         633,947     3.57
Brokered time deposits                                 63,986     5.65          38,591     6.25
                                                    ---------                ---------
      Total deposits                                $ 716,556     3.91%      $ 672,538     3.72%
                                                    =========                =========

Borrowed Funds:

Advances from Federal Home Loan Bank of Boston      $ 103,900     5.76%      $  65,453     6.34%
Other borrowed funds                                   43,234     4.75          30,181     5.68
                                                    ---------                ---------
      Total borrowed funds                          $ 147,134     5.46%      $  95,634     6.13
                                                    =========                =========

Over the past twelve months, the Company has increased average demand deposits by $7,692,000 and average interest bearing retail deposits by $10,931,000. The majority of the increase in overall deposits is the result of two de novo New Hampshire branches opened in Gilford (December, 1994) and Manchester (June,
1995). In addition, as a result of fixed rate deposits (time deposits) becoming more attractive to our customers, the Company has experienced a shift in deposits from shorter-term variable rate deposits (savings, NOW, and money market accounts) to longer-term fixed rate deposits.

The increase in advances from the Federal Home Loan Bank of Boston, short-term borrowed funds, and brokered deposits funded asset growth over the past twelve months. Management customarily directs movement of funding between brokered deposits, advances from the Federal Home Loan Bank and repurchase agreements (included in other borrowed funds) in order to achieve a more favorable cost of funds.

- --------------------------------------------------------------------------------
Shareholders' Equity
- --------------------------------------------------------------------------------

Shareholders' equity increased by $2,877,000 as of June 30, 1996 from $89,954,000 at December 31, 1995 to $92,831,000 at June 30, 1996. The increase was due to $4,938,000 in net income, issuance of $323,000 in common stock under the stock option plan, issuance of $159,000 in common stock under the employee stock purchase plan offset by a $1,156,000 increase in net unrealized losses on securities available for sale, $26,000 paid for fractional shares on a 3 for 2 stock split, and $1,361,000 in common cash dividends.

Historically, CFX has, in accordance with its strategic plans, with the exception of reacting to the economic downturn from 1992 and 1994, declared cash dividends on average in excess of 80% of earnings on an annual basis in order to maximize shareholder value to appropriately leverage the Company's capital.

However, as a result of the pending acquisitions described in Note B - Acquisitions of the "Notes to Consolidated Financial Statements", the Company was required to omit its second quarter dividend in 1996 in order to comply with certain technical accounting rules relating to the payment of special dividends preceding a business combination. Omission of the second quarter dividend in an amount equal to the special dividend paid by CFX in January, 1996, permits CFX to account for its pending mergers with The Safety Fund Corporation and Milford Co/operative Bank as pooling-of-interests.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS - CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Asset/Liability Management
- --------------------------------------------------------------------------------

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

The results of the financial planning model are highly dependent on numerous assumptions. These assumptions generally fall into two categories: those relating to the interest rate environment and those relating to general business and economic factors. Assumptions related to the interest rate environment include the prepayment speeds on mortgage-related assets and the cash flows and maturities of financial instruments. Assumptions related to general business and economic factors include changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, competition, and management's financial and capital plans. The assumptions are developed based on current business and asset/liability management strategies, historical experience, the current economic environment, forecasted economic conditions and other analyses. These assumptions are inherently uncertain and subject to change as time passes. Accordingly, the Company adjusts the pro forma net income and net fair values as it believes appropriate on the basis of historical experience and prudent business judgment. The Company endeavors to maintain a position where it experiences no material change in net fair value and no material fluctuation in forecasted net income as a result of assumed 100 to 200 basis point increases and decreases in interest rates. However, there can be no assurances that the Company's projections in this regard will be achieved.

Management believes that the above method of measuring and managing interest rate risk is consistent with the Federal Deposit Insurance Corporation (FDIC) regulation regarding an interest rate risk component of regulatory capital.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS-CONT'D.
                                  June 30, 1996

- --------------------------------------------------------------------------------
Liquidity
- --------------------------------------------------------------------------------

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios and Federal Home Loan Bank of Boston borrowings are the primary sources of asset liquidity. At June 30, 1996, interest bearing deposits with other banks totaled $1,002,000 and trading and available for sale securities totaled $109,528,000.

Because the Company's subsidiaries, CFX Bank and Orange Savings Bank, maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs. The holding company also maintains liquid assets totaling $8,201,000 as of June 30, 1996, comprised of $3,485,000 in cash and due from banks and interest bearing deposits with bank subsidiaries and notes receivable from bank subsidiaries of $4,466,000.

- --------------------------------------------------------------------------------
Capital Resources
- --------------------------------------------------------------------------------

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

As of June 30, 1996, the Company's Tier 1 leverage capital ratio was 8.81%. In addition, the Company's Tier 1 to risk-based capital ratio and total risk-based capital ratio were 13.56% and 14.82%, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                           Part II - Other Information
                                  June 30, 1996


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

           (a) The Annual Meeting of Shareholders of the Company, at which the holders of common shares entitled to 7,561,176 votes were represented in person or by proxy, was held on May 31, 1996.

           (b) Election of Directors. Three nominees were elected as directors of the Company, each for a term of three years.

                                               For          Withheld
                                            ---------       --------

                 Eugene E. Gaffey           6,148,640        76,444
                 Walter R. Peterson         6,147,971        77,113
                 Richard F. Astrella        6,188,945       106,139

           (c)   Other Matters

                 (i) The adoption of the  Agreement  and Plan of Merger dated as of January 5, 1996 by and between CFX Corporation and The Safety Fund Corporation was approved.

                        For        Against     Abstained     Broker Non-Votes
                     ---------     -------     ---------     ----------------

                     4,545,974     58,177        50,863         1,570,070

                (ii) The adoption of the  Agreement  and Plan or  Reorganization and related Agreement and Plan of Merger, dated as of February 9, 1996 by and among CFX Corporation, CFX Bank and Milford Co/operative Bank was approved.

                        For        Against     Abstained     Broker Non-Votes
                     ---------     -------     ---------     ----------------

                     4,548,148      68,330      38,036          1,570,070

                (iii)The  appointment,  by the  Board  of  Directors,  of Wolf &
                     Company, P.C., as independent auditors for the Registrant was ratified.

                        For           Against        Abstained
                     ---------        -------        ---------

                     6,187,207         15,587         22,290

                        CFX CORPORATION AND SUBSIDIARIES
                           Part II - Other Information
                                  June 30, 1996


Item 5 - Other Information

         Not applicable

Item 6 - Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 Exhibit
                 Number               Description
                 -------              -----------

                    27                Financial Data Schedule

           (b)   Reports on Form 8-K

                 (i) On July 16, 1996, a Form 8-K was filed updating the Current Report on Form 8-K consummating the mergers of The Safety Fund Corporation and Milford Co/operative Bank, effective July 1, 1996. The following financial statements, pro forma financial information and exhibits were included in the Form 8-K:

                      (a)  Financial Statements.

                           (1) Audited financial statements of Safety Fund as of
                               December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, and the independent auditors' reports thereon.

                           (2) Unaudited interim financial  statements of Safety
                               Fund as of March 31, 1996 and 1995 and for the quarters then ended.

                           (3) Unaudited  financial  statements of Milford as of
                               June 30, 1995 and 1994 and for the years ended June 30, 1995, 1994 and 1993, and the independent auditors reports thereon, and the unaudited financial statements of Milford as of December 31, 1995 and December 31, 1994 and for the six months then ended.

                           (4) Unaudited interim financial statements of Milford
                               as of March 31, 1996 and 1995 and the nine months then ended.

                      (b)  Pro Forma Financial Information.

                           (1) Unaudited    pro   forma    combined    financial
                               information as of December 31, 1995 and for the years ended December 31 1995, 1994 and 1993, giving effect to the Safety Fund Merger and the Milford Merger.

                           (2) Unaudited    pro   forma    combined    financial
                               information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.

                      (c)  Exhibits.

                           First  Amendment to the Safety Fund Merger, dated
                            March 28, 1996.
                           Second Amendment to the Safety Fund Merger Agreement,
                            dated April 30, 1996.
                           Joinder to the Safety Fund Merger Agreement, dated
                            June 15, 1996.
                           Amendment to the Milford Reorganization Agreement,
                            dated April 29, 1996.
                           Press Release, dated July 1, 1996.
                           Unaudited interim financial statements of Safety Fund
                            as of March 31, 1996.
                           Unaudited interim financial statements of Milford as
                            of March 31, 1996.

                        CFX CORPORATION AND SUBSIDIARIES
                                  June 30, 1996


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CFX CORPORATION



August 14, 1996                         /s/
                                        ---------------------------------------
                                        Mark A. Gavin
                                        Authorized Officer
                                        Chief Financial Officer