Form 10-Q
period 1996-09-30
CFX CORP
filed 1996-11-14
CIK 800042

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter period ended   September 30, 1996
                               ------------------


Commission file number              1-10633
                                    -------


                               CFX CORPORATION
           (Exact name of registrant as specified in its charter)


        STATE OF NEW HAMPSHIRE                       02-0402421
        ----------------------                       ----------
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)


           102 MAIN STREET
        KEENE, NEW HAMPSHIRE                            03431
        --------------------                            -----
(Address of principal executive offices)             (Zip Code)


    Registrant's telephone number,
         including area code                       (603) 352-2502
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

              YES  XX                                 NO
                  ----					 ----


The number of shares outstanding of each of the issuer's classes of common stock, $0.66 2/3 par value per share, was 12,289,687 as of October 31, 1996.


-------------------------------------------------------------------------------

                      CFX CORPORATION AND SUBSIDIARIES

                                    INDEX


PART I     FINANCIAL INFORMATION                                  Page
           ---------------------                                  ----

  Item 1   Financial Statements:

             Consolidated Balance Sheets -- September 30, 1996
              and December 31, 1995.............................   1

             Consolidated Statements of Income -- Three
              months ended September 30, 1996 and 1995;
              Nine months ended September 30, 1996 and 1995.....   2

             Consolidated Statement of Shareholders' Equity -
              Nine months ended September 30, 1996..............   3

             Consolidated Statements of Cash Flows -- Nine
              months ended September 30, 1996 and 1995..........   4

             Notes to Consolidated Financial Statements -
              September 30, 1996................................   5

  Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................   7

PART II    OTHER INFORMATION
           -----------------

  Item 1   Legal Proceedings....................................  21

  Item 2   Changes in Securities................................  21

  Item 3   Defaults Upon Senior Securities......................  21

  Item 4   Submission of Matters to a Vote of Security Holders..  21

  Item 5   Other Information....................................  21

  Item 6   Exhibits and Reports on Form 8-K.....................  21

           SIGNATURES...........................................  22
           ----------



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                     September 30,    December 31,
--------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                    1996             1995
--------------------------------------------------------------------------------------------------
Assets
  Cash and due from banks                                            $   51,561       $   44,393
  Federal funds sold                                                          -            2,500
                                                                     ----------       ----------
      Cash and Cash Equivalents                                          51,561           46,893
  Interest bearing deposits with other banks                              1,306           13,475
  Federal Home Loan Bank of Boston stock                                  9,216            8,043
  Securities available for sale                                         259,871          193,203
  Securities held to maturity                                            35,372           97,093
  Mortgage loans held for sale                                           10,380            7,085
  Loans and leases                                                    1,061,776          927,430
    Less allowance for loan and lease losses                             15,790           15,449
                                                                     ----------       ----------
      Net Loans and Leases                                            1,045,986          911,981
  Premises and equipment                                                 25,243           25,253
  Mortgage servicing rights                                               5,181            4,373
  Goodwill and deposit base intangibles                                   9,385            9,884
  Foreclosed real estate                                                  2,068            1,186
  Other assets                                                           65,108           26,411
                                                                     ----------       ----------
                                                                     $1,520,677       $1,344,880
                                                                     ==========       ==========

Liabilities and Shareholders' Equity
  Deposits:
    Interest bearing                                                 $1,008,775       $  932,209
    Noninterest bearing                                                 135,126          124,615
                                                                     ----------       ----------
      Total Deposits                                                  1,143,901        1,056,824
  Short-term borrowed funds                                              87,022           44,012
  Advances from Federal Home Loan Bank of Boston                        139,065          102,814
  Other liabilities                                                      21,347           14,198
                                                                     ----------       ----------
      Total Liabilities                                               1,391,335        1,217,848
                                                                     ----------       ----------

Shareholders' Equity
  Common stock, par value $.66 2/3 per share-authorized
   22,500,000 shares, issued 12,257,215 shares at September
   30, 1996 and 12,078,268 shares at December 31, 1995                    8,172            8,052
  Paid-in capital                                                        86,680           85,902
  Retained earnings                                                      36,696           32,488
  Net unrealized gains (losses) on securities available for sale,
   after tax effects                                                     (2,194)             590
  Cost of common stock in treasury                                          (12)               -
                                                                     ----------       ----------
      Total Shareholders' Equity                                        129,342          127,032
                                                                     ----------       ----------
                                                                     $1,520,677       $1,344,880
                                                                     ==========       ==========
Number of common shares outstanding                                      12,257           12,078
                                                                     ----------       ----------
Common shareholders' equity per share                                $    10.55       $    10.52
                                                                     ----------       ----------


See accompanying notes to unaudited consolidated financial statements.


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

-----------------------------------------------------------------------------------------------
                                                         Three Months           Nine Months
                                                            Ended                 Ended
                                                         September 30,         September 30,
-----------------------------------------------------------------------------------------------
(In thousands, except per share data)                   1996       1995       1996       1995
-----------------------------------------------------------------------------------------------

Interest and dividend income:
  Interest on loans and leases                         $22,419    $19,539    $64,828    $56,708
  Interest on investment securities:
    Taxable                                              4,490      4,223     13,316     12,304
    Tax-exempt                                             188        238        637        763
                                                       -------    -------    -------    -------
                                                         4,678      4,461     13,953     13,067
Dividends on marketable equity securities                   78         54        245        182
Other                                                      241        445      1,022      1,379
                                                       -------    -------    -------    -------
      Total Interest and Dividend Income                27,416     24,499     80,048     71,336
                                                       -------    -------    -------    -------
Interest expense:
  Interest on deposits                                  10,163      9,543     30,189     27,626
  Interest on borrowings:
    Short-term                                           2,836      1,914      7,414      5,187
    Long-term                                                6          3         14          8
                                                       -------    -------    -------    -------
      Total Interest Expense                            13,005     11,460     37,617     32,821
                                                       -------    -------    -------    -------
      Net Interest and Dividend Income                  14,411     13,039     42,431     38,515
Provision for loan and lease losses                        680        625      2,335      2,283
                                                       -------    -------    -------    -------
      Net Interest and Dividend Income After
        Provision for Loan and Lease Losses             13,731     12,414     40,096     36,232
                                                       -------    -------    -------    -------
Other income:
  Service charges on deposit accounts                    1,020        947      2,996      2,796
  Loan servicing fees                                      405        443      1,180      1,296
  Net gains on trading securities                            -        273        153        791
  Net gains (losses) on investment securities              (13)        73        190        182
  Net gains on sales of loans                              156        178        932        393
  Leasing activities                                       459        530      1,820      1,567
  Trust fees                                               553        554      1,717      1,638
  Pension settlement gain                                  877          -        877          -
  Other                                                    958        702      2,374      2,042
                                                       -------    -------    -------    -------
                                                         4,415      3,700     12,239     10,705
                                                       -------    -------    -------    -------
Other expense:
  Salaries and employee benefits                         6,057      5,932     17,707     17,411
  Occupancy and equipment expense                        1,685      1,658      5,034      4,924
  Professional fees                                        385        594      1,493      1,837
  Advertising and marketing                                329        442      1,382      1,184
  Operation of foreclosed real estate                      102        106        255        240
  FDIC deposit insurance                                    98         42        294      1,202
  Goodwill and deposit base intangible amortization        167        164        502        532
  SAIF special assessment                                  908          -        908          -
  Merger expenses                                        4,522          -      4,522          -
  Other                                                  2,334      2,323      7,517      7,197
                                                       -------    -------    -------    -------
                                                        16,587     11,261     39,614     34,527
                                                       -------    -------    -------    -------
      Income Before Income Taxes                         1,559      4,853     12,721     12,410
Income taxes                                             1,108      1,624      4,702      4,234
                                                       -------    -------    -------    -------
      Net Income                                           451      3,229      8,019      8,176
Preferred stock dividends                                    -          -          -         89
                                                       -------    -------    -------    -------

      Net Income Available to Common Stock             $   451    $ 3,229    $ 8,019    $ 8,087
                                                       -------    -------    -------    -------
Weighted average common shares outstanding              12,236     11,998     12,215     11,818
                                                       -------    -------    -------    -------
Earnings per common share                              $   .04    $   .27    $   .66    $   .68
                                                       -------    -------    -------    -------
Dividends declared per common share                    $   .20    $   .15    $   .38    $   .45
                                                       -------    -------    -------    -------

See accompanying notes to unaudited consolidated financial statements.


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      Net
                                                                                      Unrealized
                                                                                      Gains (Losses)
                                                                                      on Securities
                                            Common Stock       Paid-in    Retained    Available         Treasury
(In thousands)                            Shares    Dollars    Capital    Earnings    For Sale          Stock       Total
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1995              12,078    $8,052     $85,902    $32,488     $   590           $  -        $127,032

  Net income                                   -         -           -      8,019           -              -           8,019

  Common cash dividends
   declared ($.38 per share)                   -         -           -     (3,811)          -              -          (3,811)

  Issuance of common stock
   under stock option plan                   164       110         655          -           -              -             765

  Issuance of common stock under
   employee stock purchase plan               17        11         148          -           -              -             159

  Increase in net unrealized losses on
   securities available for sale               -         -           -          -      (2,784)             -          (2,784)

  Cost of shares acquired for treasury         -         -           -          -           -            (12)            (12)

  Fractional shares paid out                  (2)       (1)        (25)         -           -              -             (26)
                                          ------    ------     -------    -------     -------           ----        --------

Balance at September 30, 1996             12,257    $8,172     $86,680    $36,696     $(2,194)          $(12)       $129,342
                                          ======    ======     =======    =======     =======           ====        ========


See accompanying notes to unaudited consolidated financial statements.



                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
             CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

------------------------------------------------------------------------------------------------------
Nine Months Ended                                                                    September 30,
------------------------------------------------------------------------------------------------------
(In thousands)                                                                      1996        1995
------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                                     $   8,019    $  8,176
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Depreciation and amortization                                                    3,803       3,314
    Amortization of deferred credit on leasehold residual                           (1,059)          -
    Provision for loan and lease losses                                              2,335       2,283
    Provision for foreclosed real estate losses                                          -          31
    Loans originated and acquired for sale                                         (77,968)    (88,254)
    Principal balance of loans sold                                                 74,673      85,043
    Net gain on sale of portfolio loans                                               (932)       (393)
    Net gain on sale of foreclosed real estate                                         (51)        (36)
    Net gains on investment securities                                                (343)       (178)
    Net increase in trading securities                                                   -     (22,522)
    Net deferred income tax provision                                                  603       1,124
    Other                                                                           (7,449)     (2,289)
                                                                                 ---------    --------
      Net Cash Provided (Used) by Operating Activities                              (1,631)    (13,701)
                                                                                 ---------    --------
Investing Activities
  Proceeds from sales of securities available for sale                              23,120      12,348
  Purchases from maturities of securities available for sale                        66,937      10,190
  Purchase of securities available for sale                                        (80,276)    (29,537)
  Proceeds from maturities of securities held to maturity                           25,330      34,247
  Purchases of securities held to maturity                                         (40,933)    (33,594)
  Proceeds from the sale of, or payments on, foreclosed real estate                    609         643
  Purchase of Federal Home Loan Bank of Boston (FHLBB) stock                        (1,173)        (29)
  Net decrease (increase) in interest bearing deposits with other banks             12,169         (26)
  Net increase in loans and leases                                                (132,954)    (16,828)
  Purchase of bank-owned life insurance                                            (30,000)          -
  Purchases of premises and equipment                                               (2,374)     (1,541)
                                                                                 ---------    --------
      Net Cash Used by Investing Activities                                       (159,545)    (24,127)
                                                                                 ---------    --------
Financing Activities
  Net increase (decrease) in noninterest bearing deposits and savings
   accounts                                                                          5,613     (19,782)
  Net increase (decrease) in time certificates of deposit                           81,464      84,473
  Net increase in short-term borrowings                                             43,010       4,608
  Proceeds from FHLBB advances with maturities in excess of three months               225           -
  Payments of FHLBB advances with maturities in excess of three months                  (1)
  Net proceeds from (payments of) FHLBB advances with maturities of
   three months or less                                                             36,027     (16,500)
  Common cash dividends paid                                                        (4,654)     (3,505)
  Preferred cash dividends paid                                                          -         (89)
  Proceeds from issuance of common stock under dividend reinvestment plan                -         209
  Proceeds from issuance of common stock under stock option plan                       765         336
  Proceeds from issuance of common stock under employee stock purchase plan            159          35
  Fractional shares paid out                                                           (26)        (18)
                                                                                 ---------    --------
      Net Cash Provided by Financing Activities                                    162,582      49,767
                                                                                 ---------    --------
      Decrease in Cash and Cash Equivalents                                          4,668      11,939
Cash and cash equivalents at beginning of period                                    46,893      43,587
                                                                                 ---------    --------
      Cash and Cash Equivalents at End of Period                                 $  51,561    $ 55,526
                                                                                 =========    ========

Supplementary Information:
  Interest paid on deposit accounts                                              $  28,958    $ 26,802
  Interest paid on borrowed funds                                                    6,774       5,025
  Income taxes paid                                                                  1,533       4,365
  Transfers from loans to foreclosed real estate                                     2,666       2,072
  Transfers from securities held to maturity to securities available for sale       76,849           -


See accompanying notes to unaudited consolidated financial statements.


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
                        Item 1 - Financial Statements
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             September 30, 1996
-------------------------------------------------------------------------------
Note A-Basis of Presentation
-------------------------------------------------------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (the Company) annual report on Form 10-K for the year ended December 31, 1995.

-------------------------------------------------------------------------------
Note B-Acquisitions
-------------------------------------------------------------------------------

On July 1, 1996, the Company acquired The Safety Fund Corporation ("Safety Fund") and the Milford Co/operative Bank ("Milford").

Pursuant to the definitive agreements, each of Safety Fund's 1,665,000 outstanding shares of common stock and Milford's 689,000 outstanding shares of common stock were converted into 1.7 shares and 2.6446 shares, respectively, of the Company's common stock, resulting in the issuance of 2,831,000 shares and 1,823,000 shares, respectively, of the Company's common stock to Safety Fund and Milford shareholders. Cash was paid in lieu of issuing fractional shares.

Milford was a state-chartered co/operative bank, headquartered in Milford, New Hampshire. Milford was merged into CFX's New Hampshire banking subsidiary, CFX Bank, as part of the transaction.

Safety Fund was a bank holding company headquartered in Fitchburg, Massachusetts. Safety Fund's subsidiary bank, Safety Fund National Bank, continues to operate as a subsidiary of the Company.

Both the Safety Fund and Milford mergers were accounted for by the pooling-of-interests method of accounting. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

As a result of these acquisitions, the Company recorded a charge to earnings in the third quarter of $3,722,000, on an after-tax basis for merger related costs. The one-time after-tax charge of the transactions pertains to the following areas: premises and equipment, $269,000; personnel, $855,000; and other, $2,598,000. Premises and equipment costs consist primarily of write-offs due to consolidation of operation centers, data processing, termination charges, and duplication of computer hardware, software, and certain telecommunications equipment. Personnel costs consist primarily of charges related to employee severance and employee outplacement assistance. Other costs include investment banking fees, legal and accounting fees, due diligence costs, proxy registration/filing fees and mailing and printing costs. A significant portion of other costs are capitalized for tax purposes and, therefore, are not tax deductible.

-------------------------------------------------------------------------------
Note C-Forward Looking Statements
-------------------------------------------------------------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings per share, cost savings related to acquisitions, credit quality and other financial business matters for 1996 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1996 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, continued customer disintermediation, customers' acceptance of the Company's products and services, and the extent and timing of legislative and regulatory actions and reforms.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.


                      CFX CORPORATION AND SUBSIDIARIES
                       Part I - Financial Information
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                             September 30, 1996

-------------------------------------------------------------------------------
General
-------------------------------------------------------------------------------

All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX Corporation is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank, headquartered in Orange, Massachusetts, and Safety Fund National Bank, headquartered in Fitchburg, Massachusetts.

CFX Bank's direct subsidiaries, both of which are wholly-owned, are CFX Capital Systems, Inc. (CFX Capital) and CFX Financial Services, Inc. (CFX Financial). CFX Capital's wholly-owned subsidiary is CFX Mortgage, Inc. which engages in mortgage banking. CFX Financial owns 51% of CFX Funding L.L.C. (CFX Funding), which engages in the facilitation of lease financing and securitization. Orange Savings Bank has one wholly-owned subsidiary, OSB Securities Corp, which is engaged in investment activities. Safety Fund National Bank's direct subsidiaries, all of which are wholly-owned, are Prichard Plaza Realty Corp. ("Prichard Plaza"), which engages in property management, The Lenders/Massachusetts, Inc. ("Lenders"), which engages in mortgage banking, and Safety Fund Securities Corp., which is engaged in investment activities.

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

In the third quarter, the Company announced a stock repurchase program whereby the Company would purchase and hold as treasury stock up to 150,000 shares of its common stock, or approximately 1.25% of those outstanding. The shares to be acquired will depend on market conditions and will be used in connection with the Company's employee stock purchase plan, stock option plans, dividend reinvestment plan, and such other corporate purposes as may be determined.

-------------------------------------------------------------------------------
Results of Operations - General
-------------------------------------------------------------------------------

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's tax-exempt loans and leases and investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these loans and leases and securities have been restated to a taxable-equivalent basis (using a 34.00% and 38.62% tax rate, respectively). The taxable-equivalent income adjustments for loans and leases are $85,000 and $79,000 for the three months ended September 30, 1996 and 1995, respectively, and $259,000 and $189,000 for the nine months ended September 30, 1996 and 1995, respectively. The taxable-equivalent income adjustments for investment securities are $118,000 and $150,000 for the three months ended September 30, 1996 and 1995, respectively, and $401,000 and $480,000 for the nine months ended September 30, 1996 and 1995, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.

-------------------------------------------------------------------------------------------------------------
Three Months Ended September 30,                         1996                                1995
-------------------------------------------------------------------------------------------------------------
                                                       Interest                            Interest
                                         Average       Income/     Yield/    Average       Income/     Yield/
(Dollars in thousands)                   Balance       Expense     Rate      Balance       Expense     Rate
-------------------------------------------------------------------------------------------------------------

Assets

Interest and dividend earning assets:
  Loans and leases                       $1,041,765    $22,254      8.50%    $  878,027    $19,386      8.76%
  Tax-exempt loans and leases                 9,111        250     10.92          7,823        232     11.77
  Taxable securities                        277,904      4,490      6.43        286,724      4,223      5.84
  Tax-exempt securities                      16,178        306      7.52         21,019        388      7.32
  Other                                      19,681        319      6.45         35,154        499      5.63
                                         ----------    -------               ----------    -------
Total interest earning assets             1,364,639     27,619      8.05      1,228,747     24,728      7.98
                                                       -------                             -------
Noninterest earning assets                  123,825                              94,228
                                         ----------                          ----------
      Total                              $1,488,464                          $1,322,975
                                         ----------                          ----------

Liabilities and Shareholders' Equity

Interest bearing liabilities:
  Savings deposits                       $  450,657      2,670      2.36     $  458,787      2,886      2.50
  Time deposits                             538,703      7,493      5.53        470,824      6,657      5.61
  Advances from Federal Home Loan
   Bank of Boston                           135,409      1,915      5.63         82,477      1,302      6.26
  Other borrowed funds                       80,059        927      4.61         49,305        615      4.95
                                         ----------    -------               ----------    -------
Total interest bearing liabilities        1,204,828     13,005      4.29      1,061,393     11,460      4.28
                                                       -------                             -------
Noninterest bearing liabilities:
  Demand deposits                           130,722                             120,382
  Other                                      19,938                              16,418
  Shareholders' equity                      132,976                             124,782
                                         ----------                          ----------
      Total                              $1,488,464                          $1,322,975
                                         ==========                          ==========
Net interest and dividend income                       $14,614                             $13,268
                                                       =======                             =======
Interest rate spread                                                3.76%                               3.70%
Net interest margin                                                 4.26%                               4.28%



-------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30,                          1996                                1995
-------------------------------------------------------------------------------------------------------------
                                                       Interest                            Interest
                                         Average       Income/     Yield/    Average       Income/     Yield/
(Dollars in thousands)                   Balance       Expense     Rate      Balance       Expense     Rate
-------------------------------------------------------------------------------------------------------------

Assets

Interest and dividend earning assets:
  Loans and leases                       $  992,582    $64,325      8.66%    $  864,794    $56,341      8.71%
  Tax-exempt loans and leases                 8,816        762     11.55          6,951        556     10.69
  Taxable securities                        291,309     13,316      6.11        278,485     12,304      5.91
  Tax-exempt securities                      18,749      1,038      7.40         23,138      1,243      7.18
  Other                                      25,056      1,267      6.75         35,652      1,561      5.85
                                         ----------    -------               ----------    -------
Total interest earning assets             1,338,512     80,708      8.07      1,209,020     72,005      7.96
                                                       -------                             -------
Noninterest earning assets                  112,612                              96,679
                                         ----------                          ----------
      Total                              $1,449,124                          $1,305,699
                                         ==========                          ==========

Liabilities and Shareholders' Equity

Interest bearing liabilities:
  Savings deposits                      $   450,646      7,963      2.36     $  467,574      8,889      2.54
  Time deposits                             532,142     22,226      5.58        463,376     18,737      5.41
  Advances from Federal Home Loan
   Bank of Boston                           115,808      4,947      5.71         72,766      3,340      6.30
  Other borrowed funds                       72,562      2,481      4.57         46,003      1,765      5.13
                                         ----------    -------               ----------    -------
Total interest bearing liabilities        1,171,158     37,617      4.29      1,049,719     32,821      4.18
                                                       -------                             -------
Noninterest bearing liabilities:
  Demand deposits                           128,275                             118,447
  Other                                      19,924                              15,545
  Shareholders' equity                      129,767                             121,988
                                         ----------                          ----------
      Total                              $1,449,124                          $1,305,699
                                         ==========                          ==========
Net interest and dividend income                       $43,091                             $39,184
                                                       =======                             =======
Interest rate spread                                                3.78%                               3.78%
Net interest margin                                                 4.31%                               4.33%


The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.

---------------------------------------------------------------------------------------------
                                     For the Three Months Ended    For the Nine Months Ended
                                           September 30,                 September 30,
                                           1996 vs. 1995                 1996 vs. 1995
                                     Increase (Decrease) Due to    Increase (Decrease) Due to
---------------------------------------------------------------------------------------------
(In thousands)                       Volume    Rate      Net       Volume    Rate     Net
---------------------------------------------------------------------------------------------

Interest and dividends earned on:

  Loans and leases                   $3,549    $(663)    $2,886    $8,015    $ 175    $8,190
  Investments                          (224)     409        185       431      376       807
  Other                                (244)      64       (180)     (194)    (100)     (294)
                                     ------    -----     ------    ------    -----    ------
  Total interest and
   dividend income                    3,081     (190)     2,891     8,252      451     8,703
                                     ------    -----     ------    ------    -----    ------

Interest paid on:

  Savings and time deposits             900     (280)       620     2,619      (56)    2,563
  Borrowed funds                      1,106     (181)       925     2,200       33     2,233
                                     ------    -----     ------    ------    -----    ------
  Total interest expense              2,006     (461)     1,545     4,819      (23)    4,796
                                     ------    -----     ------    ------    -----    ------

  Change in net interest
   and dividend income               $1,075    $ 271     $1,346    $3,433    $ 474    $3,907
                                     ======    =====     ======    ======    =====    ======

Net Income & Net Income Available to Common Stock

Exclusive of charges for mergers and other adjustments, net income available to common stock was $4,191,000, or $.34 per share, for the quarter ended September 30, 1996, compared to $3,229,000, or $.27 per share, for the corresponding period a year ago. On the same basis as described above, net income available to common stock for the nine months ended September 30, 1996 amounted to $11,759,000 or $.96 per share, compared to $8,087,000 or $.68 per share, for the corresponding period a year ago.

A reconciliation of net income available to common stock to net income available to common stock before charges for mergers and other adjustments for the quarter and nine months ended September 30, 1996 is summarized as follows:

-----------------------------------------------------------------------------------
Earnings Reconciliation
-----------------------------------------------------------------------------------
September 30, 1996                                      Three Months    Nine Months
(Dollars in thousands, except per share data)           Ended           Ended
-----------------------------------------------------------------------------------

Net Income Available to Common Stock (As Reported)      $  451          $ 8,019
  Add (Subtract) - After Tax:
    Merger Costs (1)                                     3,722            3,722
    FDIC-SAIF Settlement (2)                               557              557
    Gain From Settlement of Pension Plans (3)             (539)            (539)
                                                        ------          -------
                                                         3,740            3,740
                                                        ------          -------
Net Income Available to Common Stock
 Before Merger and Other Adjustments                    $4,191          $11,759
                                                        ------          -------
Earnings Per Common Share:
  Net Income Available to Common Stock (As Reported)    $  .04          $   .66
                                                        ------          -------
  Net Income Available to Common Stock
   Before Merger and Other Adjustments                  $  .34          $   .96
                                                        ------          -------

<F1>  Costs related to The Safety Fund Corporation and Milford Co/operative
      Bank mergers completed on July 1, 1996. (See Note B - Acquisitions in the "Notes to Consolidated Financial Statements".)

<F2>  On September 30, 1996, a law was passed to recapitalize the FDIC -
      Savings Association Insurance Fund (SAIF) through a special assessment of .657 percent of SAIF insured deposits (i.e., Milford Co/operative Bank deposits).

<F3>  The Company terminated CFX Corporation's and Safety Fund's pension plans and transferred the assets and liabilities to a multi-employer pension plan.


After charges for mergers and other adjustments, net income available to common stock was $451,000, or $.04 per share, and $8,019,000, or $.66 per share, for the quarter and nine months ended September 30, 1996, respectively, compared to $3,229,000, or $.27 per share, and $8,087,000, or $.68 per share, for the corresponding periods a year ago, respectively.

The increase in earnings before merger costs and other adjustments was primarily due to increased core earnings (net interest and dividend income and recurring noninterest income). The stronger core earnings were the result of a $130 million, or 15%, increase in average loans and leases over the past twelve months, and an increased focus on the generation of noninterest income. However, a portion of the increase in income was offset by an increase in the provision for loan and lease losses and certain operating expenses.

Total core earnings were $17,949,000 and $53,793,000 for the three and nine months ended September 30, 1996, compared to $16,739,000 and $49,220,000 for the same periods a year ago.

Net Interest and Dividend Income

Taxable-equivalent net interest and dividend income was $14,614,000, and $43,091,000, respectively, for the three and nine months ended September 30, 1996, compared to $13,268,000, and $39,184,000 for the same periods a year ago. The increase in net interest and dividend income in the 1996 periods was principally due to higher average interest earning assets and higher demand deposits.

The increase in average interest earning assets resulted principally from growth in loans and leases (see "Financial Condition - Loans and Lease" section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The interest rate spread, along with the net interest margin, stayed fairly consistent in the 1996 periods with the 1995 periods. The Company's net interest margin of 4.26% and 4.31% for the three and nine months ended September 30, 1996 decreased slightly from 4.28% and 4.33% for the corresponding periods a year ago. The decrease in the net interest margin is partially due to the Company's investment in Bank-Owned Life Insurance ("BOLI") which totaled $30 million at September 30, 1996. The investment occurred in the second and third quarters of 1996 and generates non-interest income for the Company, tax free, as the cash surrender value of the policies increase. However, these insurance policies are funded with wholesale borrowings, which decreases the net interest margin. (For more information on BOLI, see "Other Assets" section of this analysis.)

Volatile interest rates can have a material impact on the performance of financial institutions. Since late 1993 interest rates have alternated between periods of significant increase and rapid decline. The Company attempts to manage and minimize the earnings impact of changing interest rates by comprehensively assessing the impact of interest rate changes on forecasted income and equity levels. Included in these analyses are estimates of prepayment variability in certain asset categories, changes in mix and cost of deposits and other liabilities, other imbedded options throughout the balance sheet, and equity leverage or arbitrage activities. Policy guidelines for interest rate risk exposure are established and have allowed the Company to maintain a relatively stable interest margin throughout several interest rate cycles.

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

The provision for loan and lease losses in the three and nine months ended September 30, 1996 was $680,000, and $2,335,000, respectively, compared to $625,000 and $2,283,000, respectively, for the same periods a year ago. The higher provision for loan and lease losses in 1996 is principally the result of continued growth in the loan portfolio, the change in loan mix toward consumer loans and leases, and the higher net charge-offs in 1996 compared to 1995. Total net charge-offs amounted to $1,994,000 for the nine months ended September 30, 1996 as compared to $1,078,000 for the nine months ended September 30, 1995. The higher net charge-offs in 1996 were principally due to residential real estate foreclosures and the resolution of several long-term problem commercial loan relationships.

At September 30, 1996, nonperforming loans stood at $9,206,000, or .87% of total loans and leases, compared to $10,034,000, or 1.08% of total loans and leases, as of December 31, 1995. The allowance for loan and lease losses as a percentage of nonperforming loans as of September 30, 1996 and December 31, 1995 amounted to 171.52% and 153.97%, respectively.

Other Income

Other income for the three and nine months ended September 30, 1996 totaled $4,415,000 and $12,239,000, respectively, compared to $3,700,000, and
$10,705,000 for the same periods a year ago.

The $715,000 increase in other income for the third quarter of 1996 compared to third quarter of 1995 is principally due to the recognition of a pre-tax pension settlement gain of $877,000. The Company terminated CFX Corporation's and Safety Fund's pension plans and transferred the assets and liabilities to a multi-employer pension plan. This transaction resulted in a settlement gain and a reduction of current year pension expense. In addition, other income in this category increased $239,000 for the three months ended September 30, 1996, compared to the same period in prior year principally as a result of investing in Bank-Owned Life Insurance (BOLI). This investment, totaling $30,000,000 at September 30, 1996, generated $315,000 in other income during the third quarter of 1996. This investment was not in place in 1995. (For more information on BOLI, see "Other Assets" section of this analysis.) Offsetting these increases in other income were decreases in net gains in trading securities of $273,000 and a reduction in leasing activities by $71,000. The leasing income was lower in 1996 as CFX Funding completed no lease securitizations or structured loan sales in the third quarter compared to one in the third quarter of 1995.

Other Expense

Other expense for the three and nine months ended September 30, 1996 totaled $16,587,000 and $39,614,000, respectively, compared to $11,261,000 and
$34,527,000, respectively, for the same periods a year ago.

Other expenses increased $5,326,000 in the three month period ended September 30, 1996, compared to the same period a year ago, principally due to the merger expenses associated with the purchases of Safety Fund and Milford totaling $4,522,000 (see Note B - Acquisitions in the "Notes to Consolidated Financial Statements" section) and the one-time SAIF special assessment of $908,000 which was previously discussed. These expenses were partially offset by a reduction in professional fees of $209,000 in the third quarter of 1996, compared to the same period in 1995. This reduction in professional fees is due to efficiencies gained in the two mergers. All other third quarter expenses for 1996 were in line with those of 1995.

For the nine months ended September 30, 1996, other expenses increased $5,087,000 over the same period a year ago. This increase was primarily due to the merger-related expenses and SAIF special assessment incurred in the third quarter totaling $5,430,000, partially offset by a reduction in FDIC deposit insurance premiums of $908,000. The decrease in the year-to-date professional fees of $344,000 of which most was from efficiencies gained from the 1996 mergers, was partially offset from increases in advertising and marketing expenses of $198,000. The marketing expense increase was principally due to the promotion of a free ATM card and other marketing initiatives. The increase in the "other" other expense category of $320,000 for the period was due to various items, none of which were individually significant.

Income Tax

Income taxes for the three and nine months ended September 30, 1996 were 71.07% and 36.96%, respectively, of pretax income, compared to 33.46%, and 34.12% of pretax income for the same periods a year ago. The effective tax rate for the nine months ended September 30, 1996 was higher due to the merger-related expenses of $4,522,000, $2,537,000 of which were not tax deductible. Excluding these charges, the effective tax rates for the three and nine months ended September 30, 1996 would have been 27.05% and 30.82%, respectively. The lower rates for 1996 are primarily due to higher tax credits pertaining to low income housing projects and the reversal of a portion of a valuation allowance established by Safety Fund for net operating loss carryforwards at one of their subsidiaries as a result of current and projected profits from that subsidiary.

-------------------------------------------------------------------------------
Financial Condition
-------------------------------------------------------------------------------

Investment Securities

The carrying value and estimated fair value of investment securities at September 30, 1996 and December 31, 1995, follows:

---------------------------------------------------------------------------------------------------
                                                         September 30,            December 31,
                                                             1996                    1995
---------------------------------------------------------------------------------------------------
                                                       Carrying    Fair        Carrying    Fair
(In thousands)                                         Value       Value       Value       Value
---------------------------------------------------------------------------------------------------

Securities available for sale:
  Debt securities:
    U.S. Treasury and agency obligations               $160,338    $160,338    $102,531    $102,531
    Corporate bonds                                       3,185       3,185       5,072       5,072
    Federal agency mortgage pass-through securities      70,459      70,459      65,118      65,118
    Other asset backed collateralized mortgage
     obligations (CMO's)                                 19,487      19,487      14,747      14,747
    State and municipal                                     435         435           -           -
  Marketable equity securities                            5,686       5,686       5,454       5,454
  Other securities                                          281         281         281         281
                                                       --------    --------    --------    --------
      Total securities available for sale              $259,871    $259,871    $193,203    $193,203
                                                       ========    ========    ========    ========
Securities held to maturity:
  Debt securities:
    U.S. Treasury and agency obligations               $ 10,337    $ 10,230    $ 48,323      48,879
    State and municipal                                  15,383      15,399      19,229      19,345
    Federal agency mortgage pass-through securities       9,352       9,402      21,243      21,502
    Other asset backed, collateralized mortgage
     obligations (CMO's)                                      -           -       8,098       8,243
    Other securities                                        300         256         200         172
                                                       --------    --------    --------    --------
      Total securities held to maturity                $ 35,372    $ 35,287    $ 97,093    $ 98,141
                                                       ========    ========    ========    ========


As discussed in Note B - Acquisitions in the "Notes to Consolidated Financial Statements" section, the Company acquired The Safety Fund Corporation and the Milford Co/operative Bank on July 1, 1996. To be consistent with the Company's current interest risk profile, certain securities held to maturity with an amortized cost of $76,849,000 and a net unrealized loss of $2,522,000 were transferred to securities available for sale.

Loans and Leases

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:

--------------------------------------------------------------------------------------------------
                                                      September 30,              December 31,
--------------------------------------------------------------------------------------------------
(Dollars in thousands)                                    1996                       1995
--------------------------------------------------------------------------------------------------
                                                                  % of                     % of
                                                  Balances      Portfolio    Balances    Portfolio
--------------------------------------------------------------------------------------------------

Real estate:
  Residential                                     $  672,313     63.32%      $586,489     63.24%
  Construction                                         8,616      0.81          9,190      0.99
  Commercial                                         139,890     13.18        141,618     15.27
Commercial, financial, and agricultural              114,923     10.82        104,412     11.26
Warehouse lines of credit to leasing companies        22,435      2.11         12,906      1.39
Consumer lease financing                              54,963      5.18         24,399      2.63
Other consumer                                        48,636      4.58         48,416      5.22
                                                  ----------    ------       --------    ------
                                                   1,061,776    100.00%       927,430    100.00%
                                                                ======                   ======
  Less allowance for loan and lease losses            15,790                   15,449
                                                  ----------                 --------
    Net loans and leases                          $1,045,986                 $911,981
                                                  ==========                 ========

The $134,346,000 increase in total loans and leases was primarily due to a $85,824,000 increase in residential real estate loans, a $10,511,000 increase in commercial business loans, and a $30,564,000 increase in indirect automobile leasing. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease paper is generated through a lease program targeted towards automobile dealerships throughout New Hampshire and central Massachusetts. In addition, lending volumes remain strong in the warehouse lines of credit to leasing companies participating in CFX Funding's lease financing and securitization programs. CFX Funding services approximately $86,000,000 in leases for others.

Other Assets

During 1996, the Company invested $30,000,000 in Bank-Owned Life Insurance ("BOLI") to help finance the cost of certain employee benefit plan expenses.

The BOLI investment is accomplished through the purchase of life insurance on the lives of certain employees through two insurance companies with a Standard & Poors rating of AA+ or better. The Company, not the employee or family, is the beneficiary of the insurance policies. The first source of income is from the growth of the cash value of the policy. The cash value increases each year as interest (rate is guaranteed each year and changes annually to reflect market rates) is added by the insurance company. The second source of income comes from the insurance proceeds paid to the bank upon the death of an employee. The payment of the insurance proceeds and the earnings from the cash value are income tax free (unless the policy is surrendered). The Company finances the cost of the premium payment with wholesale funding (i.e. Federal Home Loan Bank borrowings). While the earnings from the investment are captured in other income as the cash surrender value (CSV) increases, the net interest margin is negatively impacted as a result of funding the investment with wholesale borrowings.

-------------------------------------------------------------------------------
Risk Elements
-------------------------------------------------------------------------------

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

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:

--------------------------------------------------------------------------------------------
                                                               September 30,    December 31,
--------------------------------------------------------------------------------------------
(Dollars in thousands)                                             1996            1995
--------------------------------------------------------------------------------------------

Nonaccrual (nonperforming) loans                               $ 9,206          $10,034
Foreclosed real estate                                           2,068            1,236
Valuation allowance on foreclosed real estate                        -              (50)
                                                               -------          -------
      Total nonperforming assets                               $11,274          $11,220
                                                               -------          -------

Nonperforming loans as a percent of total loans and leases         .87%            1.08%
                                                               -------          -------
Nonperforming assets as a percent of total assets                  .74%             .83%
                                                               -------          -------

The following table provides the composition of the Company's nonperforming loans and assets at the dates indicated:

--------------------------------------------------------------------------------------------
                                                 September 30,            December 31,
--------------------------------------------------------------------------------------------
(Dollars in thousands)                              1996                     1995
--------------------------------------------------------------------------------------------
                                                           % of                     % of
                                             Balances    Portfolio    Balances    Portfolio
--------------------------------------------------------------------------------------------

Nonperforming loans:
  Real estate:
    Residential                              $ 6,685      72.62%      $ 6,177      61.56%
    Commercial                                 1,933      21.00         1,710      17.04
  Commercial, financial, and agricultural        527       5.72         2,039      20.32
  Consumer and other                              61        .66           108       1.08
                                             -------     ------       -------     ------
                                               9,206     100.00%       10,034     100.00%
                                             -------     ------       -------     ------
  Foreclosed real estate:
    Residential                                1,197      57.88%          735      61.97%
    Construction                                 477      23.07           128      10.79
    Commercial                                   394      19.05           373      31.45
    Valuation allowance                            -          -           (50)     (4.22)
                                             -------     ------       -------     ------
                                               2,068     100.00%        1,186     100.00%
                                             -------     ------       -------     ------
  Total nonperforming assets                 $11,274                  $11,220
                                             -------                  -------

The increase in foreclosed real estate over the December 31, 1995 balance is more reflective of the increase in the size of the overall portfolio than an indication of economic deterioration. In addition, efforts have been made to expedite the foreclosure process when other solutions are not advantageous, thus increasing foreclosure totals and decreasing nonperforming loan totals. Loans delinquent less than 90 days have been decreasing since year end from $27,149,000 at December 31, 1995 to $19,405,000 at September 30, 1996. The
reduction is primarily noted in the residential real estate portfolio and is principally due to a more intensified collection process.

The following table provides a rollforward of the Company's foreclosed real estate for the periods indicated:

-----------------------------------------------------------------------
Nine Months Ended September 30,  (In thousands)       1996       1995
-----------------------------------------------------------------------

Balance at beginning of period                      $ 1,186    $ 2,599
Reclassification, net, to nonperforming loans to
 reflect adoption of SFAS No. 114                         -       (714)
Additions                                             2,221      2,320
Sales and other                                      (1,339)    (3,057)
                                                    -------    -------
Balance at end of period                            $ 2,068    $ 1,148
                                                    =======    =======

-------------------------------------------------------------------------------
Allowance for Loan and Lease Losses
-------------------------------------------------------------------------------

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

Changes in the allowance for loan and lease losses are as follows:

------------------------------------------------------------------
Nine Months Ended September 30, (In thousands)    1996      1995
------------------------------------------------------------------

Balance at beginning of period                  $15,449    $14,402
Provision for loan and lease losses               2,335      2,283
Loans charged-off                                (2,508)    (1,727)
Recoveries of loans previously charged-off          514        649
                                                -------    -------

Balance at end of period                        $15,790    $15,607
                                                -------    -------
Allowance for loan and lease losses
 as a percent of total loans and leases            1.49%      1.68%
                                                -------    -------

Allowance for loan and lease losses as a
 percent of total nonperforming loans            171.52%    155.54%
                                                -------    -------
Net charge-offs/average loans and leases (1)        .27%       .17%
                                                -------    -------

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

-------------------------------------------------------------------------------
Deposits and Borrowed Funds
-------------------------------------------------------------------------------

The following table shows the various components of average deposits and the respective rates paid on such deposits for the periods indicated:

-----------------------------------------------------------------------------------
Nine Months Ended September 30,                  1996                   1995
-----------------------------------------------------------------------------------
(Dollars in thousands)                   Amount        Rates    Amount        Rates
-----------------------------------------------------------------------------------

Deposits:

Noninterest bearing demand deposits      $  128,275       -     $  118,447       -
Regular savings deposits                    169,180    2.70%       166,581    2.82%
NOW & money market deposits                 281,466    2.15        300,993    2.39
Time deposits                               469,489    5.57        431,001    5.34
                                         ----------             ----------
      Total retail deposits               1,048,410    3.51      1,017,022    3.43
Brokered time deposits                       62,653    5.67         32,375    6.28
                                         ----------             ----------
Total deposits                           $1,111,063    3.63%    $1,049,397    3.52%
                                         ----------             ----------

Borrowed Funds:

Advances from Federal Home Loan Bank
 of Boston                               $  115,808    5.71%    $   72,766    6.30%
Other borrowed funds                         72,562    4.57         46,003    5.13
                                         ----------             ----------
      Total borrowed funds               $  188,370    5.27%    $  118,769    5.85%
                                         ----------             ----------

Over the past twelve months, the Company has increased average demand deposits by $9,828,000 and average interest bearing retail deposits by $21,560,000. The majority of the increase in overall deposits is the result of two de novo New Hampshire branches opened in Gilford (December, 1994) and Manchester (June, 1995). In addition, as a result of fixed rate deposits (time deposits) becoming more attractive to our customers, the Company has experienced a shift in deposits from shorter-term variable rate deposits (savings, NOW, and money market accounts) to longer-term fixed rate deposits.

The increase in advances from the Federal Home Loan Bank of Boston, short-term borrowed funds, and brokered deposits funded asset growth over the past twelve months. Management customarily directs movement of funding between brokered deposits, advances from the Federal Home Loan Bank and repurchase agreements (included in other borrowed funds) in order to achieve a more favorable cost of funds.

-------------------------------------------------------------------------------
Shareholders' Equity
-------------------------------------------------------------------------------

Shareholders' equity increased by $2,310,000 as of September 30, 1996 from $127,032,000 at December 31, 1995 to $129,342,000 at September 30, 1996. The
increase was due to $8,019,000 in net income, issuance of $765,000 in common stock under the stock option plan, issuance of $159,000 in common stock under the employee stock purchase plan offset by a $2,784,000 decrease in net unrealized losses on securities available for sale, $26,000 paid for fractional shares on a 3 for 2 stock split, cost of shares acquired for treasury of $12,000, and $3,811,000 in common cash dividends.

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

-------------------------------------------------------------------------------
Asset/Liability Management
-------------------------------------------------------------------------------

The Company's primary objective regarding asset/liability management is to position the Company so that changes in interest rates do not have a materially adverse impact upon forecasted net income and the net fair value of the Company. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching the cash flows and repricing characteristics of assets, liabilities, and off-balance-sheet items.

To measure the impact of interest rate changes, the Company utilizes a comprehensive financial planning model that recalculates the fair value of the Company assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100 and 200 basis points, or four separate calculations. Larger increases or decreases in forecasted net income and the net market value of the Company as a result of these interest rate changes represent greater interest rate risk than do smaller increases or decreases.

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

Management considers interest rate risk exposure in concert with other business risks, such as credit risk and liquidity risk. The Company's Board of Directors and the directors of each subsidiary bank establish various policy guidelines and limitations for interest rate risk. Management communicates regularly with boards of directors and board committees about key assumptions, current strategies, and exposure positions being deliberated by the Company's Asset/Liability Management Committee. Management feels that these processes in place at the Company are in compliance with new risk management guidelines issued jointly by the Company's three primary regulatory agencies.

Interest rate risk and liquidity positions were affected by the recent acquisition of Milford Co/operative Bank and The Safety Fund Corporation. Interest rate risk in a declining interest rate environment was increased slightly primarily as a result of callable securities in the investment portfolio at Milford Co/operative Bank and adjustable rate commercial loans at Safety Fund National Bank. Interest rate risk is, however, still small and well within the Company's policy guidelines. Adjustments to wholesale liability maturity structures and loan mixes in coming months are expected to reduce interest rate risk exposures further.

-------------------------------------------------------------------------------
Liquidity
-------------------------------------------------------------------------------

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities and regular cash flows from loan and securities portfolios are the primary sources of asset liquidity. At September 30, 1996, interest bearing deposits with other banks totaled $1,306,000 and trading and available for sale securities totaled $259,590,000.

Because two of the Company's subsidiaries, CFX Bank and Orange Savings Bank, maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs. The holding company also maintains liquid assets totaling $9,578,000 as of September 30, 1996, comprised of $4,436,000 in cash and due from banks and interest bearing deposits with bank subsidiaries and notes receivable from bank subsidiaries of $5,142,000.

Due to the relatively large investment portfolios and the high proportion of core deposit funding at both banks acquired in 1996, liquidity levels at the Company have increased from their previous levels. The Company maintains asset and liability liquidity levels in accordance with conservative guidelines established by each subsidiary bank's board of directors and the Company's board of directors.

-------------------------------------------------------------------------------
Capital Resources
-------------------------------------------------------------------------------

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

As of September 30, 1996, the Company's Tier 1 leverage capital ratio was 8.31%. In addition, the Company's Tier 1 to risk-based capital ratio and total risk-based capital ratio were 13.96% and 15.23%, respectively.


                      CFX CORPORATION AND SUBSIDIARIES
                         Part II - Other Information
                             September 30, 1996


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

         (a)  Exhibits
              --------
              Exhibit
              Number                 Description
              -------                -----------

              27                     Financial Data Schedule


         (b)  Reports on Form 8-K
              -------------------

              (i)  None




                      CFX CORPORATION AND SUBSIDIARIES
                             September 30, 1996


                                 Signatures




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CFX CORPORATION





November 14, 1996                      /s/ Mark A. Gavin
                                       ------------------------------
                                       Mark A. Gavin
                                       Authorized Officer
                                       Chief Financial Officer