Form 10-K405
period 1996-12-31
CFX CORP
filed 1997-03-31
CIK 800042

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE COMMISSION

   For the transition period from __________________ to ____________________

                         Commission File Number 1-10633

                                CFX CORPORATION
             (Exact name of registrant as specified in its charter)

                     NEW HAMPSHIRE                        02-0402421
            (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)            Identification No.)

                  102 MAIN STREET
               KEENE, NEW HAMPSHIRE                          03431
       (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       (603) 352-2502

                          --------------------------

          Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK, $.66 2/3 PAR VALUE, LISTED ON THE AMERICAN STOCK EXCHANGE

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
                                          YES  X  NO
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 17, 1997, was $212,331,000. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 17, 1997, 13,045,157 shares of the registrant's common stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part II and Part IV of this Form 10-K.

Portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders for the fiscal year ended December 31, 1996, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

================================================================================

                                     PART I



ITEM 1. BUSINESS

GENERAL

         CFX Corporation (the "Company") is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiary banks are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank ("Orange"), headquartered in Orange, Massachusetts, and Safety Fund National Bank ("Safety Fund"), headquartered in Fitchburg, Massachusetts.

         CFX Bank is a New Hampshire state-chartered savings bank that has been incorporated since 1897. CFX Bank had total assets of $1.16 billion as of December 31, 1996 and operates 28 full-service branches, 29 remote service units ("RSUs") and 23 automated teller machines ("ATMs") in its service area. CFX Bank's subsidiaries include CFX Capital Systems, Inc. ("CFX Capital") and CFX Financial Services, Inc. ("CFX Financial"). CFX Capital's wholly-owned subsidiary is CFX Mortgage, Inc. ("CFX Mortgage"), which engages in mortgage banking. CFX Financial owns 51% of CFX Funding L.L.C. ("CFX Funding"), which engages in the facilitation of lease financing and securitization.

         Orange is a Massachusetts state-chartered savings bank that had total assets of $84 million as of December 31, 1996. Orange operates two full-service branches in Orange and Athol, Massachusetts, and 2 ATMs in its service area.

         On July 1, 1996, Milford Co/operative Bank ("Milford"), a New Hampshire state-chartered co-operative bank located in Milford, New Hampshire, with total assets of $160 million, was merged into CFX Bank. In connection with the Milford merger, the Company issued 1,914,000 shares of its common stock in exchange for all the issued and outstanding shares of Milford common stock. The transaction was accounted for as a pooling-of-interests.

         On July 1, 1996, the Company acquired The Safety Fund Corporation ("SFC"), a bank holding company, and its subsidiary bank, Safety Fund, a national banking association. Safety Fund had total assets of $331 million as of December 31, 1996 and operates 12 full-service branches and 14 ATMs in its service area. In connection with the SFC and Safety Fund acquisitions, the Company issued 2,973,000 shares of its common stock in exchange for all the issued and outstanding shares of SFC common stock. The transaction was accounted for as a pooling-of-interests. The acquisition of Safety Fund provided an expanded penetration of the Company into commercial banking services. In addition, Safety Fund had approximately $370 million in trust assets as of December 31, 1996.

         As previously reported, on February 13, 1997, the Company entered into a definitive agreement to acquire Portsmouth Bank Shares, Inc. ("Portsmouth"), a bank holding company headquartered in Portsmouth, New Hampshire. Pursuant to the Portsmouth agreement, each of the issued and outstanding shares of Portsmouth common stock (5,711,000 at December 31, 1996) will be converted into .93 shares of CFX common stock, as adjusted for Portsmouth's 2% stock dividend declared on February 19, 1997 and subject to adjustment based on the trading price of the Company's common stock.
The Portsmouth transaction is expected to be tax free to the owners of Portsmouth and is subject to regulatory approval and the approval of both the Company's and Portsmouth's shareholders. It is anticipated that the transaction will be accounted for as a pooling-of-interests. At December 31, 1996, Portsmouth reported total assets of $272 million, deposits of $198 million and stockholders' equity of $66 million. Following the Portsmouth acquisition, Portsmouth's subsidiary bank, Portsmouth Savings Bank
("Portsmouth Bank"), a New Hampshire state-chartered savings bank headquartered in Portsmouth, New Hampshire, will be merged into CFX Bank. Portsmouth Bank operates 3 full-service branches and 3 ATMs in its service area.

         On March 24, 1997, the Company entered into a definitive agreement to acquire Community Bankshares, Inc. ("Community"), a bank holding company headquartered in Concord, New Hampshire. Pursuant to the Community agreement, it is anticipated that each of the issued and outstanding shares of Community common stock (2,465,000 at December 31, 1996) will be converted into 2.2 shares of CFX common stock, subject to adjustment based on the trading price of the Company's common stock. The Community transaction is expected to be tax free to the shareholders of Community and is subject to regulatory approval and the approval of the respective shareholders of the Company and Community. It is anticipated that the transaction will be accounted for as a pooling-of-interests. At December 31, 1996, Community reported total assets of $550 million, deposits of $396 million and stockholders' equity of $41 million. Following the Community acquisition, the Company plans to merge Community's subsidiary banks, Concord Savings Bank, a New Hampshire state-chartered savings bank, and Centerpoint Bank, a New Hampshire state-chartered commercial bank, into CFX Bank. Concord Savings Bank operates 7 full-service branches and 27

ATMs, and Centerpoint Bank operates 4 full-service branches and 4 ATMs, in their respective service areas. The Community agreement is attached hereto as
Exhibit 2.2.

         In connection with the Community agreement, the Company and Community entered into a Stock Option Agreement that grants the Company an option to acquire up to 493,000 shares of the common stock of Community at a purchase price of $28.50 per share, upon the occurrence of certain events specified in the Stock Option Agreement. The Stock Option Agreement is attached hereto as Exhibit 99.3.

         For additional information regarding the Community transaction, reference is made to the joint press release of the Company and Community, dated March 24, 1997, which is attached hereto as Exhibit 99.2 and incorporated herein by reference. Additional information about Community is contained in Community's filings with the Commission under the Securities Exchange Act of 1934 (Commission File No. 0-14620).

         The Company serves as a financial intermediary, attracting deposits from, and making loans to, consumers and small-to-mid sized businesses. It's principal lines of business are mortgage banking, retail banking, commercial banking, investment and trust services, and equipment lease funding. The Company's primary retail banking markets are New Hampshire and central Massachusetts. The mortgage banking company uses loan production offices and correspondent banks attracting loan applications from throughout New Hampshire, Maine, Vermont and northern Massachusetts.

         CFX Bank, Orange, and Safety Fund (collectively referred to as the "Banks") use customer deposits and loan payments to fund first mortgage loans on residential real estate. In addition to originating mortgage loans, the Banks also make commercial, consumer and other term and installment loans. Other traditional services available at the Banks include: a wide range of deposit programs designed to attract both short-term and long-term deposits from the general public, businesses and local government; safe deposit boxes; travelers checks and money orders; and many other banking services.

         To further the Banks' goals of providing a broad range of retail services and to generate additional fee income, the Banks operate remote service units and automated teller machines located at various business locations in their respective service areas providing customers with a convenient vehicle for conducting routine banking transactions. In addition, CFX Bank is a subscriber to INVEST(TM) Financial Corporation which enables customers to buy and sell securities and obtain investment advice at CFX Bank offices. A full line of trust and investment management services are also available to the Bank's customers. These services to customers were enhanced by the acquisition of Safety Fund, which has provided trust services to its customers for many years.

         CFX Mortgage originates and purchases residential and construction mortgage loans and sells these loans to the Banks and the secondary market, while retaining the servicing for a majority of these loans. CFX Mortgage is an approved seller and servicer of the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Department of Housing and Urban Development, Veteran's Administration, and New Hampshire Housing Financing Authority. CFX Mortgage services loans in an aggregate amount of $1.4 billion as of December 31, 1996, including loans serviced for the Banks.

         The Company operates a small-ticket lease financing and securitization business through CFX Funding. CFX Funding's strategy is to increase the availability of credit to a select group of lessors while controlling the risk inherent in lease portfolios through credit enhancements. The business is built on stable relationships with a limited number of well-qualified lease originators (lessors) who adhere to specified underwriting guidelines. Warehouse lines of credit provided by CFX Bank to these originators are typically paid down every 90 to 180 days through securitization or sales of the various lease portfolios.

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

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings per share, cost savings related to acquisitions, credit quality and other financial business matters for 1997 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1997 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services and the extent and timing of legislative and regulatory actions and reforms. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MARKET AREA

         The Banks operate primarily in New Hampshire and central Massachusetts. Based on total deposits as of June 30, 1996, CFX Bank had the largest market share in Cheshire County with 55% of the total deposit base. In the other three counties CFX Bank operates in; Belknap, Hillsborough and Merrimack, CFX Bank has less than 4% market share in each of these. Collectively, CFX Bank ranks 5th in New Hampshire with 4.33% of total deposits. Furthermore, the acquisition of Safety Fund increased the Company's market share in Worcester County, Massachusetts from 1% to 4%.

INVESTMENT PORTFOLIO

         The following table sets forth the book value of securities available for sale and securities held to maturity at the dates indicated. Securities available for sale are carried at estimated fair value. Securities held to maturity are carried at amortized cost.

-----------------------------------------------------------------------------------------------------------
DECEMBER 31 (IN THOUSANDS)                                     1996             1995            1994
-----------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE:
United States Treasury and agency obligations              $    128,863     $   102,531     $     76,357
State and municipal                                                 441               -                -
Corporate bonds                                                   3,163           5,072              150
Federal agency mortgage pass-through securities                  75,153          55,707            1,494
Other collateralized mortgage obligations (CMOs)                 19,608          24,158            6,373
Money market funds                                                    -               -            1,056
Other marketable equity securities                                5,961           5,454            3,856
Federal Home Loan Bank of Boston and
   Federal Reserve Bank of Boston Stock                          12,135           8,324            8,295
                                                           ------------     -----------     ------------
                                                           $    245,324     $   201,246     $     97,581
                                                           ============     ===========     ============

SECURITIES HELD TO MATURITY:
United States Treasury and agency obligations              $      9,417     $    48,323     $     52,518
State and municipal                                              13,986          19,229           23,498
Corporate bonds                                                       -               -            5,932
Federal agency mortgage pass-through securities                   7,783          21,243           82,885
Other collateralized mortgage obligations (CMOs)                  1,184           8,098           27,240
Other                                                               300             200              100
                                                           ------------     -----------     ------------
                                                           $     32,670     $    97,093     $    192,173
                                                           ============     ===========     ============

         In the third quarter of 1996, the acquisitions of Safety Fund and Milford necessitated a transfer of securities held to maturity with an amortized cost of $76,849,000 and a net unrealized loss of $2,522,000 to securities available for sale in order to maintain the Company's existing interest rate risk profile. In November 1995, the FASB issued guidance allowing a one-time reassesment of an entity's investment classifications during the period November 15, 1995 to December 31, 1995. As a result, securities held to maturity with an amortized cost of $95,819,000 and a net unrealized loss of $815,000 were transferred to securities available for sale and securities held to maturity with an amortized cost of $6,000,000 were sold at a net realized gain of $6,000. At December 31, 1996 and 1995, net unrealized gains (losses) on securities available for sale included in the shareholders' equity section of the consolidated balance sheets, included net unrealized gains (losses) of $126,000 and $(138,000), respectively, on securities transferred from available for sale to held to maturity during 1994 and 1995.

         The following table sets forth an analysis of the maturity distributions and the weighted average yields of all debt securities of the Company at December 31, 1996:

                                   ----------------------------------------------------------------------------------------
                                                                          MATURING
                                   ----------------------------------------------------------------------------------------
                                                                AFTER ONE           AFTER FIVE BUT
                                          WITHIN                BUT WITHIN              WITHIN
                                         ONE YEAR               FIVE YEARS            TEN YEARS          AFTER TEN YEARS
                                   ---------------------- ---------------------- -------------------- ---------------------
                                       AMOUNT     YIELD      AMOUNT      YIELD     AMOUNT     YIELD      AMOUNT     YIELD
                                   ------------ --------- ------------ --------- ---------- --------- ------------ --------
                                                                   (DOLLARS IN THOUSANDS)

U.S. Treasury securities
  and other                       $   10,047     6.11%  $     82,151    6.61%     $44,116    6.71%   $   1,966       7.40%
State and municipal (1)                2,151     6.94          8,166    7.38        3,669    7.64          441       8.73
Corporate securities                   3,035     6.84              -       -          128    6.00            -          -
Mortgage-backed securities
  and CMO's (2)                            -        -         10,802    7.16        8,606    6.83       84,320       6.74
Other                                      -        -              -       -          300    7.28            -          -
                                  ----------            ------------              -------            ---------
Total debt securities             $   15,233     6.37%  $    101,119    6.73%     $56,819    6.79%   $  86,727       6.77%
                                  ==========            ============              =======            =========

----------

(1) Yields on tax-exempt investment securities are stated on a taxable-equivalent basis (using a 38.62% tax rate).

(2) Included in table based on contractual maturities.

LOAN PORTFOLIO

         The following table shows the Company's loan distribution, net of unearned income and deferred costs, at the dates indicated:

----------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (IN THOUSANDS)                                     1996          1995          1994         1993          1992
----------------------------------------------------------------------------------------------------------------------------------

Real estate:
    Residential                                           $     712,980  $    586,489   $   547,356   $  473,673   $   490,470
    Construction                                                  8,101         9,190        10,021       11,296        13,625
    Commercial                                                  142,989       141,618       119,775      117,267       101,400
Commercial, financial, and agricultural                         120,380       104,412       104,126      105,147       121,078
Warehouse lines of credit to leasing companies                   18,393        12,906        15,339        5,428         1,497
Consumer lease financing                                         67,146        24,399           306            -             -
Consumer and other                                               48,175        48,416        45,833       35,095        34,016
                                                          -------------  ------------   -----------   ----------   -----------

        Total loans and leases                            $   1,118,164  $    927,430   $   842,756   $  747,906   $   762,086
                                                          =============  ============   ===========   ==========   ===========

         The following table shows the maturity of loans (excluding residential mortgages on 1 - 4 family residences and all consumer loans) outstanding at December 31, 1996. Also provided are the amounts due after one year, classified according to sensitivity to changes in interest rates.


                                                 ------------------------------------------------------
                                                                       MATURING
                                                 ------------------------------------------------------
                                                                  AFTER ONE
                                                  WITHIN ONE     BUT WITHIN   AFTER FIVE
                                                     YEAR        FIVE YEARS      YEARS         TOTAL
                                                 ------------- ------------- -------------- ------------
                                                                   (IN THOUSANDS)

Real estate--construction                        $      6,558    $    1,170    $      373   $     8,101
Real estate--commercial                                61,760        43,961        37,268       142,989
Commercial, financial, and agricultural                64,513        26,543        29,324       120,380
Warehouse lines of credit to leasing companies         18,393             -             -        18,393
                                                 ------------    ----------    ----------    ----------
        Total                                    $    151,224    $   71,674    $   66,965   $   289,863
                                                 ============    ==========    ==========   ===========

Loans maturing after one year with:
    Fixed interest rates                                         $   37,018    $   46,303
    Variable interest rates                                          34,656        20,662
                                                                 ----------     ---------
        Total                                                    $   71,674    $   66,965
                                                                 ==========    ==========

         The following table summarizes the Company's nonaccrual, past due, and restructured loans and leases:

------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (DOLLARS IN THOUSANDS)                          1996(3)      1995          1994           1993        1992
------------------------------------------------------------------------------------------------------------------------------

Nonaccrual loans and leases: (1)
    Real estate (2)                                       $   7,132     $   7,693     $   8,573    $  11,412      $  7,885
    Commercial, financial, and agricultural                   1,021         2,039         1,970        5,293         3,858
    Consumer and other                                          146           108            34          195           209
                                                          ---------     ---------     ---------    ---------      --------
        Total                                                 8,299         9,840        10,577       16,900        11,952
                                                          ---------     ---------     ---------    ---------      --------

Accruing loans and leases past due 90 days or more:
    Real estate (2)                                               -           203           557        2,971         5,978
    Commercial, financial, and agricultural                       -             -             -          246           483
    Consumer and other                                            -            32            12           15           131
                                                          ---------     ---------     ---------    ---------      --------
        Total                                                     -           235           569        3,232         6,592
                                                          ---------     ---------     ---------    ---------      --------

Total nonperforming loans and leases                      $   8,299     $  10,075     $  11,146    $  20,132      $ 18,544
                                                          =========     =========     =========    =========      ========

Percentage of total loans and leases                           .74%         1.09%         1.32%        2.69%         2.43%
Percentage of total assets                                     .54%          .75%          .88%        1.65%         1.61%

Total restructured loans and leases                       $   1,895     $   1,360     $   2,804    $   4,105      $  7,429
                                                          =========     =========     =========    =========      ========

---------

(1) All loans past due 90 days or more as to principal or interest are generally placed on nonaccrual status. Prior to the third quarter of 1993, loans past due 90 days or more remained on nonaccrual status if, in management's judgement, they were fully secured and in process of collection. In addition, a loan, including an impaired loan, is generally classified as nonaccrual when management determines that significant doubt exists as to the collectibility of principal or interest. An impaired loan may remain on accrual status if it is guaranteed or well secured. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current income. Interest on nonaccrual loans is recognized when received. Cash received on impaired loans is generally allocated to principal and interest based on the contractual terms of the note, unless management believes such receipt should be applied directly to principal based on collection concerns. Loans are restored to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest, as scheduled.

(2)    Includes residential, construction and commercial real estate loans.

(3) In addition to nonaccrual loans, management identifies "potential problem loans" which are current as to principal and interest payments under original or restructured agreements, but are expected to have insufficient future cash flows to service the loan in accordance with the original or restructured provisions. At December 31 1996, potential problem loans totaled $2,205,000.

         Interest income that would have been recorded under the original terms of nonaccrual and restructured loans and the interest income actually recognized for the year ended December 31, 1996 amounted to $1,069,000 and $462,000, respectively.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

         This table summarizes the Company's loan and lease loss experience for the years indicated:

----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (DOLLARS IN THOUSANDS)                     1996           1995          1994        1993           1992
----------------------------------------------------------------------------------------------------------------------------------

Allowance for loan and lease losses, beginning of year        $  15,449     $   14,401    $   16,168   $  12,639     $  11,038
Allowance of acquired subsidiaries                                    -              -             -          13             -
Allowance acquired through regulatory-assisted
 transactions                                                         -              -             -           -           350
Loans charged-off:
 Real estate (1)                                                  1,946          1,496         3,272       5,234         3,168
 Commercial, financial and agricultural                             906          1,269         1,986       3,071         2,268
 Consumer and other                                                 449            169           209         341           356
                                                              ---------     ----------    ----------   ---------     ---------
      Total loans charged-off                                     3,301          2,934         5,467       8,646         5,792
                                                              ---------     ----------    ----------   ---------     ---------

Recoveries of amounts previously charged-off:
 Real estate (1)                                                    335            380           535         278           110
 Commercial, financial and agricultural                             225            417           362         193           119
 Consumer and other                                                  97            148           106          83            86
                                                              ---------     ----------    ----------   ---------     ---------
   Total recoveries                                                 657            945         1,003         554           315
                                                              ---------     ----------    ----------   ---------     ---------
Net loans charged-off                                             2,644          1,989         4,464       8,092         5,477
Provision for loan and lease losses (2)                           2,935          3,037         2,697      11,608         6,728
                                                              ---------     ----------    ----------   ---------     ---------

Allowance for loan and lease losses, end of year              $  15,740     $   15,449    $   14,401   $  16,168     $  12,639
                                                              =========     ==========    ==========   =========     =========

Net loans charged-off to average loans outstanding                  .26%           .23%          .56%       1.06%          .71%
                                                              =========     ==========    ==========   =========     =========

----------------------

(1)   Includes residential, construction and commercial real estate loans.

(2) The amount charged to operations and the related balance in the allowance for loan and lease losses is based upon periodic evaluations of the loan portfolio by management. These evaluations consider several factors including, but not limited to, general economic conditions, loan portfolio composition, prior loan and lease loss experience, and management's estimation of future potential losses. The large provision in 1993 resulted in part from losses incurred as a result of the earlier real estate decline as well as for the losses incurred in conjunction with a bulk sale of nonperforming assets totaling $6,600,000 to a private investor. The amount of loss recognized on this 1993 sale was $2,473,000. The combination of this bulk sale and a general economic strengthening evidenced during 1994 allowed the Company to provide substantially less to the allowance for loan and lease losses in 1994. From 1994 through 1996 the provision for loan and lease losses has remained fairly consistent. These provisions have increased the allowance for loan and lease losses, partially reduced by net charge-offs, each year since 1994. The increase in the allowance was necessary, despite a lower level of nonperforming loans and leases, due to the growth in the loan and lease portfolio which has increased 50% since 1993.

ALLOWANCE FOR LOAN AND LEASE LOSS ALLOCATION

         The following table shows an allocation of the allowance for loan and lease losses as of the dates indicated:

---------------------------------------------------------------------------------------------
DECEMBER 31                      1996                    1995                  1994
---------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                PERCENT                 PERCENT                PERCENT
                                      OF LOANS                OF LOANS               OF LOANS
                                      IN EACH                 IN EACH                IN EACH
                                     CATEGORY               CATEGORY               CATEGORY
                                      TO TOTAL                TO TOTAL               TO TOTAL
                           AMOUNT     LOANS       AMOUNT      LOANS      AMOUNT      LOANS
---------------------------------------------------------------------------------------------
Real estate                $ 6,727      77.27%    $ 5,927    79.50%     $ 5,121      80.35%

Commercial, financial,
 and agricultural            3,241      12.41       2,791    12.65        1,528      14.18

Consumer and other             559      10.32         705     7.85          365       5.47
Unallocated                  5,213          -       6,026        -        7,387          -
                           -------     -------    -------   -------     -------     ------

                           $15,740     100.00%    $15,449   100.00%     $14,401     100.00%
                           =======                =======               =======

-----------------------------------------------------------------------
DECEMBER 31                       1993                  1992
-----------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                  PERCENT                PERCENT
                                        OF LOANS              OF LOANS
                                        IN EACH                IN EACH
                                       CATEGORY               CATEGORY
                                        TO TOTAL               TO TOTAL
                            AMOUNT       LOANS     AMOUNT       LOANS
-----------------------------------------------------------------------
Real estate                $ 4,993      80.52%     $ 3,122     79.45%

Commercial, financial,
 and agricultural            4,638      14.79        3,819     16.09

Consumer and other             322       4.69          347      4.46
Unallocated                  6,215          -        5,351         -
                           -------     ------      --------   ---------

                           $16,168     100.00%     $12,639    100.00%
                           =======                 =======


DEPOSITS

         The average daily balances of deposits and of rates paid on such deposits is summarized for the periods indicated in the following table:

--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (DOLLARS IN THOUSANDS)             1996                      1995                       1994
--------------------------------------------------------------------------------------------------------------------------------
                                                  AMOUNT         RATE      AMOUNT            RATE         AMOUNT        RATE
--------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing demand deposits            $    131,008         -%   $     119,021        -%      $  102,152          -%
Regular savings deposits                            169,648      2.69          164,944     2.81          175,888       2.55
NOW and money market deposits                       279,353      2.14          300,905     2.37          336,221       2.36
Time deposits                                       541,945      5.57          466,025     5.48          359,619       4.37
                                               ------------              -------------                ----------

        Total                                  $  1,121,954      3.63%   $   1,050,895     3.55%      $  973,880       2.89%
                                               ============              =============                ==========

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1996, are summarized as follows:

                                                    TIME             OTHER
                                                CERTIFICATES          TIME
                                              OF DEPOSITS(1)        DEPOSITS        TOTAL
                                              --------------        --------        -----
                                                               (IN THOUSANDS)

 3 months or less                                 $  5,782         $ 20,323       $ 26,105
 Over 3 through 6 months                               901           39,621         40,522
 Over 6 through 12 months                            2,494           54,415         56,909
 Over 12 months                                        203           13,509         13,712
                                                  --------         --------       --------
   Total                                          $  9,380         $127,868       $137,248
                                                  ========         ========       ========

-------------
(1)   Time deposits with a minimum required balance of $100,000.

RETURN ON EQUITY AND ASSETS

         The following table shows consolidated operating and capital ratios of the Company for the periods indicated:


------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                                   1996                 1995           1994
------------------------------------------------------------------------------------------------------------------

Return on:
   Average total assets                                    .86%               .86%             .56%
   Average total shareholders' equity                     9.58               9.08             5.94
   Average common shareholders' equity                    9.58               9.17             6.12
Average total shareholders' equity to
   average total assets ratio                             8.94               9.45             9.35
Common dividend payout ratio                             55.56              56.18            53.45

SHORT-TERM BORROWINGS

Short-term borrowings are borrowed funds with an original maturity of one year or less. Securities sold under repurchase agreements generally mature within 90 days. The details of these borrowings for the years 1996 and 1995 are presented below:

----------------------------------------------------------------------------------------------------------
DECEMBER 31 (Dollars in thousands)                                             1996            1995
----------------------------------------------------------------------------------------------------------

Securities sold under repurchase agreements:
      Balance at year end                                                 $     67,325      $    42,855
      Average amount outstanding                                                68,456           43,675
      Maximum amount outstanding at any month end                               94,762           48,372
      Average interest rate for the year                                          4.78%             5.03%
      Average interest rate on year-end balance                                   4.66%             4.81%

Advances from Federal Home Loan Bank of Boston:
      Balance at year end                                                 $    174,657      $   102,613
      Average amount outstanding                                               131,539           75,307
      Maximum amount outstanding at any month end                              191,970          103,613
      Average interest rate for the year                                          5.66%             6.28%
      Average interest rate on year-end balance                                   5.88%             6.16%

SUBSIDIARIES

        CFX Bank owns two subsidiary companies--CFX Capital and CFX Financial. CFX Capital is a service corporation which owns CFX Mortgage and certain investment securities. CFX Financial owns 51% of CFX Funding, a company which facilitates lease financing and securitization.

        CFX Mortgage has fully integrated its mortgage banking into the retail banking franchise, providing the retail lending units (mortgage and consumer) with a strong sales-oriented culture and a larger variety of products. CFX Mortgage makes available to borrowers in its primary consumer market area a full range of residential loans, including FHA-insured and VA-guaranteed loans, conventional fixed-rate loans for terms of 15 or 30 years, and adjustable-rate mortgage loans (ARMs). ARMs are advantageous to the Company because adjustable rates retained in the Company's loan portfolio better match its natural liability base. However, CFX Mortgage's ability to originate ARMs in lieu of fixed-rate loans has varied in response to changes in market interest rates. Under the Company's current ARMs program, the borrower may choose among loans that have the initial interest rate fixed for one, three, five, or seven years before the adjustment begins. Currently, ARMs are indexed to the 1-year Treasury Securities Index and have annual caps of two percent.

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

        In addition, CFX Mortgage originates 50% of its lending volumes through a correspondent network located in New Hampshire, Maine, Vermont, and Massachusetts. The majority of CFX Mortgage's correspondent network consists of unaffiliated community banks with the remaining consisting of mortgage bankers and mortgage brokers. CFX Bank provides CFX Mortgage with warehouse and working capital funding.

        CFX Funding engages in the facilitation of lease financing and securitization. Through its national securitization program, CFX Funding establishes relationships with lessors who are selected by CFX Funding to participate in the program based on a variety of factors, including the lessor's demonstrated portfolio performance, underwriting criteria, experience in the leasing industry, and credit history. CFX Funding arranges for short-term warehouse lines of credit with CFX Bank based on the credit of the participating leasing company. The warehouse lines of credit enable program participants in the securitization program to originate leases for portfolio sale or securitization. Upon securitization, CFX Funding functions as the master servicer with respect to the lease receivables.

        Orange and Safety Fund own OSB Securities Corp. and Safety Fund Securities Corp., respectively, each of which principally holds investment securities.

        Safety Fund also owns two additional subsidiaries, The Lenders/Massachusetts, Inc. ("Lenders") and Prichard Plaza Realty Corp., ("Prichard Plaza"). Lenders was established as a mortgage company operation which focused on originating and servicing second mortgages. Currently, this company does not, and it is not anticipated that it will in the future, originate new production. It is currently dormant and only services a small portfolio of approximately $2 million in loans, $575,000 of which is its own portfolio. Prichard Plaza principally holds real estate related assets.

EMPLOYEES

        As of December 31, 1996, the Company and its subsidiaries had 580 full-time and 243 part-time employees. The employees of the Company and its subsidiaries are not represented by any collective bargaining unit. Relations between management and employees are considered good.

RISK MANAGEMENT

        In the normal course of business, the Company is subject to various risks, the most significant of which are credit, liquidity and interest rate. Although it cannot eliminate these risks, the Company has risk management processes designed to provide for risk identification, measurement, monitoring and control.

        Credit Risk. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial derivative transactions. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, and risk specific to individual borrowers. The Company seeks to manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

        Liquidity Risk. Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and invest in strategic initiatives. Liquidity risk represents the likelihood the Company would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through direct borrowing or securitization of assets, such as mortgage loans and lease receivables.

        Interest Rate Risk. Interest rate risk arises primarily through the Company's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Financial derivatives, primarily interest rate swaps, caps and floors, are used to alter the interest rate characteristics of assets and liabilities. The Company uses a number of measures to monitor and manage interest rate risk, including income simulation and interest sensitivity ("gap") analyses.

        For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Shareholders for the year ended December 31, 1996 and incorporated herein by reference.

REGULATION AND SUPERVISION

General

        Bank holding companies and banks are extensively regulated under both federal and state law. The following information describes certain aspects of that regulation applicable to the Company and the Banks, and does not purport to be complete. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular provisions. In addition to existing government regulation, federal and state statutes and regulations are subject to changes that may have significant impact on the way in which banks and bank holding companies may conduct business. The likelihood and potential effects of such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, savings banks, thrift institutions and nonbanking companies, including insurance companies, securities brokerage firms, mutual funds, investment banks and major retailers. Recent legislation also has broadened the regulatory powers of the federal banking agencies in a number of areas and has restricted the powers of state-chartered banks.

The Company

        Bank Holding Company Regulation. As a bank holding company, the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and related federal statutes, and is subject to supervision, regulation and inspection by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Boston (collectively, the "Federal Reserve"). The Company is required to file with the Federal Reserve an annual report and any additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

        Bank Acquisitions. The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where the Company proposes to (i) acquire all or substantially all the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company. The BHC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. Effective June 1, 1997, the Company will have the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside its home state. States may affirmatively opt-in to permit these transactions earlier, which Massachusetts, among other states, has done (although New Hampshire has opted-in to interstate branching, it is not effective until June 1, 1997). The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

        Non-Bank Acquisitions. The BHC Act also prohibits a bank holding company, with certain exceptions, from acquiring or retaining direct or indirect ownership or control or more than 5 percent of the voting shares of any company that is not a bank or bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or activities which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

        Restrictions on the Acquisition of the Company. The acquisition of 10 percent or more of the Company's outstanding shares by any person or group of persons may, in certain circumstances, be subject to the provisions of the Change in Bank Control Act of 1978, as amended, and the acquisition of control of the Company by another company would be subject to regulatory approval under the BHC Act.

        Source of Strength Policy. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such bank. Consistent with its "source of strength" policy for subsidiary banks, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality and overall financial condition.

        Cross-Guarantee. As a result of the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, any or all of the Company's subsidiary banks can be held liable under so-called "cross-guarantee" provisions for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other of the Company's subsidiary banks, or (ii) any assistance provided by the FDIC to any other of CFX's subsidiary banks in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur without regulatory assistance.

        Securities Regulation. The Company has registered its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, periodic reporting requirements and insider trading restrictions and reporting requirements, as well as certain other requirements of the Exchange Act, are applicable to the Company. Because the Company's stock is traded on the American Stock Exchange (the "AMEX"), the Company is also subject to the rules and regulations of the AMEX. The Company also may, from time to time, be subject to regulation by various state securities commissions with respect to the offer and sale of its securities.

        New Hampshire Corporation Law. As a New Hampshire corporation, the Company also must comply with the general corporation laws of the state of New Hampshire.

The Banks

        Bank Regulation. As a New Hampshire state-chartered savings bank the deposits of which are insured by the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"), CFX Bank is subject to supervision, regulation and examination by the New Hampshire State Banking Department and the FDIC. As a Massachusetts state-chartered savings bank the deposits of which are insured by the BIF, Orange is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and the FDIC. As a national banking association, Safety Fund is subject to supervision, regulation and examination primarily by the Office of the Comptroller of the Currency (the "OCC"). Each of the Banks is subject to various requirements and restrictions under federal and, in the case of CFX Bank and Orange, state law, including (i) requirements to maintain reserves against deposits, (ii) restrictions on the types, amount and terms and conditions of loans that may be granted, (iii) limitations on the types of investments that may be made, the activities that may be engaged in, and the types of services that may be offered, and (iv) standards relating to asset quality, earnings, and employee compensation. The approval of a Bank's primary regulator is required prior to any merger or consolidation or the establishment or relocation of any office. Various consumer laws and regulations also affect the operations of the Banks.

        Affiliate Transactions. The Banks are subject to federal laws that limit the transactions by subsidiary banks to or on behalf of their parent company and to or on behalf of any nonbank subsidiaries. Such transactions by a subsidiary bank to its parent company or to any nonbank subsidiary are limited to 10 percent of a bank subsidiary's capital and surplus and, with respect to such parent company and all such nonbank subsidiaries, to an aggregate of 20 percent of such bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits banks from purchasing "low-quality" assets from affiliates.

        FDIC Assessments. The deposits of the Banks are insured by the BIF and the SAIF up to a maximum of $100,000 per depositor and are subject to FDIC insurance assessments. The amount of FDIC and the SAIF assessments paid by individual insured depository institutions is based on their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC's Board of Directors significantly reduced premium rates assessed on deposits insured by the BIF.

        Milford, a state-chartered co/operative bank with deposits insured by the SAIF, was acquired and merged into CFX Bank as of July 1, 1996. The deposits of Milford remain subject to SAIF assessment as the purchase of Milford was completed through an "Oakar transaction" where deposits of one insurance fund are moved to another without paying exit fees (to old fund) or entrance fees (to new fund). Following an Oakar transaction, a portion (Adjusted Attrributable Deposits Amounts - "AADA") of the transferred deposits remains subject to the old fund assessment. Oakar deposits comprise approximately 11% of the Company's total deposits. In 1996, the Deposit Insurance Funds Act of 1996 was enacted and called for a special assessment on SAIF-assessable deposits to capitalize the SAIF. CFX Bank was assessed, and paid, this special assessment totaling $691,000 (pre-tax) in 1996. Also in 1996, legislation was enacted that provides that the FICO-bond repayment obligations would be shared by SAIF- and BIF-insured institutions. For the years 1997 through 1999, BIF-assessable deposits will be assessed at a FICO premium rate of 1/5 of the rate imposed on SAIF-assessable deposits. The FICO premiums for BIF and SAIF are 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Other than the Oakar fees and FICO fees, there are no other deposit insurance premiums currently assessed to any of the Company's banking subsidiaries.

        Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1996, each of the Banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution. The agencies' prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval.

        Federal Home Loan Bank. Each of the Banks is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB's policies and procedures. As members of the FHLB, the Banks are required to purchase and hold stock in the FHLB. As of December 31, 1996, CFX Bank, Orange and Safety Fund held stock in the FHLB in the amount of $9,962,000, $1,025,000 and $867,000 respectively.

Risk-Based Capital Requirements

        Under the risk-based capital guidelines applicable to the Company and the Banks, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities) is 8 percent. At least half of the total capital must be "Tier 1" capital, which primarily includes common shareholders' equity and qualifying preferred stock, less goodwill and other disallowed tangibles. "Tier 2" capital includes, among other items, certain cumulative and limited-life preferred stock, qualifying subordinated debt and the allowance for credit losses, subject to certain limitations, less required deductions as prescribed by regulation.

        In addition, the federal bank regulators established leverage ratio (Tier 1 capital to total adjusted average assets) guidelines providing for a minimum leverage ratio of 3 percent for bank holding companies and banks meeting certain specified criteria, including that such institutions have the highest regulatory examination rating and are not contemplating significant growth or expansion. Institutions not meeting these criteria are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points. The federal bank regulatory agencies may, however, set higher capital requirements when particular circumstances warrant. Under the federal banking laws, failure to meet the minimum regulatory capital requirements could subject a bank to a variety of enforcement remedies available to federal bank regulatory agencies, including the termination of deposit insurance by the FDIC and seizure of the institution.

        At December 31, 1996, the total and Tier 1 risk-based capital ratios and leverage ratios of the Company and each of the Banks exceeded the minimum regulatory capital requirements. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Community Reinvestment

        Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, a bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At December 31, 1996, the Company and each of the Banks was rated "Satisfactory" or "Outstanding" with respect to CRA.

Dividend Restrictions

        Under the New Hampshire Business Corporation Act, a distribution, including dividends and the purchase or redemption of a corporation's own shares, must be authorized by the Board of Directors and may not be paid if the corporation, after the payment is made, would not be able to pay its debts as they become due in the usual course of business, or the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

        The principal source of the Company's revenue and cash flow is dividends from the Banks and its other subsidiaries. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends or otherwise make distributions or supply funds to the Company. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the subsidiary's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

        The Company is a legal entity separate and distinct from the Banks and its other subsidiaries. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks and its other Subsidiaries is necessarily subject to the prior claims of creditors of the Banks and its other subsidiaries, except to the extent that claims of the Company in its capacity as creditor may be recognized.

        Earnings appropriated to bad debt reserves for losses and deducted for federal income tax purposes are not available for dividends without the payment of taxes at the current income tax rates on the amount used.

Other Regulations

        The policies of regulatory authorities, including the Federal Reserve and the FDIC, have had a significant effect on the operating results of financial institutions in the past and are expected to do so in the future. An important function of the Federal Reserve is to regulate aggregate national credit and money supply through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits. Policies of these agencies may be influenced by many factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and fiscal policies of the United States government. Supervision, regulation or examination of the Company by these regulatory agencies is not intended for the protection of the Company's shareholders.

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

Competition

        Bank holding companies and their subsidiaries are subject to vigorous and intense competition from various financial institutions and other "nonbank" or non-regulated companies or firms that engage in similar activities. The Bank competes for deposits with other commercial banks, savings banks, savings and loan associations, insurance companies and credit unions, as well as issuers of commercial paper and other securities, including shares in mutual funds. In making loans, the Bank competes with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, leasing companies and other nonbank lenders. In addition, various nonbank subsidiaries engaged in investment banking and venture capital activities compete with commercial banks, investment banking firms, insurance companies and venture capital firms.

        The Company and the Bank compete not only with financial institutions based in New Hampshire and Massachusetts, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial and nonbank institutions. Some of the financial and other institutions operating in the same markets are engaged in national and international operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Bank.

        The principal factors in successfully competing for deposits are convenient office locations and remote service units, flexible hours, competitive interest rates and services, while those relating to loans are competitive interest rates, the range of lending services offered and lending fees. The Company believes that the local character of the Banks' businesses and their community bank management philosophy enabled them to compete successfully in their respective market areas. However, it is anticipated that competition will continue to increase in the years ahead.

ITEM 2. PROPERTIES

        The Company neither owns nor leases any real property but utilizes the premises and equipment of CFX Bank. CFX Bank owns its main office and two branch offices in Keene, New Hampshire. CFX Bank also owns branches in Allenstown, Amherst, Greenville, Henniker, Hillsborough, Jaffrey, Milford, New Boston, New Ipswich, Peterborough, Troy and Wilton/Lyndeborough, New Hampshire while leasing other branches in Brookline, Gilford, Hinsdale, Laconia, Loudon, Manchester, Marlborough, Mont Vernon, North Swanzey, Rindge, Walpole, West Chesterfield and Winchester, New Hampshire. Included above are five "mini-branches" that are located at various retail establishments in its market area. In addition, CFX Bank and subsidiaries also own or lease several other properties used for administrative purposes. Orange Savings Bank owns its main office, located in Orange Massachusetts, and leases a branch facility in Athol, Massachusetts. Safety Fund owns its main office and leases a branch office in Fitchburg, Massachusetts. Additionally, Safety Fund owns branches in Gardner, Leominster and Worcester, while leasing other branches in Gardner, Leominster, Westborough and Worcester, Massachusetts. In addition, Prichard Plaza owns a real estate investment property in Fitchburg, Massachusetts.

        The Banks also own 68 automated teller and remote service units located in New Hampshire and central Massachusetts.

        At December 31, 1996, the total net book value of the Company's premises and equipment was $27,386,000.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information relating to the market for the Company's common equity and related stockholder matters on page 63 of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

        Information relating to selected financial data on page 1 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 10-24 inclusive of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)     Financial Statements Required by Regulation S-X

        Information relating to financial statements on pages 25-57 inclusive of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

        The opinion of KPMG Peat Marwick, LLP for the years ended 1995 and 1994 pertaining to The Safety Fund Corporation, and the opinion of Deloitte & Touche, LLP for the year ended 1994 pertaining to Orange Savings Bank follow:

        Independent Auditors' Report

        To the Board of Directors and Stockholders of The Safety Fund Corporation:

        We have audited the accompanying consolidated balance sheet of The Safety Fund Corporation and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Safety Fund Corporation and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

        /S/ KPMG Peat Marwick LLP

        January 22, 1996
        Boston, Massachusetts

        Independent Auditors' Report

        To the Board of Directors and Stockholders of Orange Savings Bank:

        We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Orange Savings Bank and subsidiary for the year ended December 31, 1994 (not included herein). These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the Company's results of operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

        /S/ Deloitte & Touche LLP

        January 27, 1995
        Boston, Massachusetts

(b)     Supplementary Financial Information

        (1) Selected Quarterly Financial Data

        Information relating to selected quarterly financial data on page 57 of the draft of the Annual Report to Shareholders for the fiscal year ended December 31, 1996 is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and executive officers of the registrant under the caption "Proposal I - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding executive compensation under the caption "Proposal I - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding security ownership of certain beneficial owners and management under the caption "Proposal I - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions under the caption "Proposal I - Election of Directors" of the Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     List of Documents Filed as Part of This Report:

        (1)  Financial Statements

        The financial statements listed below are incorporated herein by reference from the Annual Report to Shareholders for the year ended December 31, 1996:.

                             FINANCIAL STATEMENTS                         PAGE REFERENCES
                             --------------------                         ---------------
             Consolidated Balance Sheets ......................................  25
             Consolidated Statements of Income.................................  26
             Consolidated Statements of Shareholders' Equity...................  27
             Consolidated Statements of Cash Flows.............................  28
             Notes to Consolidated Financial Statements........................ 29-57
             Report of Independent Auditors....................................  59

        (2)  Financial Statement Schedules

             See Item 14 (d)

        (3)  Exhibits Required by Item 601

             See Item 14 (c)

        (b)  Reports on Form 8-K

        On February 21, 1997, a Form 8-K was filed announcing the Company entered into a definitive agreement for the acquisition of Portsmouth Bank Shares, Inc., headquartered in Portsmouth, New Hampshire.

        (c)  Exhibits

        The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

  EXHIBIT NUMBER                                 DESCRIPTION
  --------------                                 -----------

      2.1(1)            Agreement and Plan of Reorganization dated February
                        13, 1997 between CFX Corporation and Portsmouth Bank Shares, Inc.

      2.2 Agreement and Plan of Reorganization, dated March 24, 1997 between CFX Corporation and Community Bankshares, Inc.

      3   (4)           Articles of Incorporation and by-laws of CFX Corporation, as amended.

      10.1(6)           1992 CFX Corporation Profit Sharing/Bonus Plan.

      10.2(7)           1986 CFX Corporation Stock Option Plan.

      10.3(5,8)         Employment Agreement dated as of January 1, 1991 between CFX Corporation and
                        Peter J. Baxter, as amended.

      10.4(3,8)         Change of Control Agreement dated December 31, 1992
                        between CFX Corporation and Mark A. Gavin.

      10.5              Change of Control Agreement dated January 27, 1997 between CFX Corporation and Gregg R. Tewksbury

      10.6(2)           1995 CFX Corporation Stock Option Plan.

      10.7(9)           Employment Agreement between The Safety Fund Corporation and Christopher W.
                        Bramley dated as of February 1, 1994, assumed by the Company as of July 1, 1996.

      10.8(9)           Employment and Change of Control Agreement between The Safety Fund
                        Corporation and Stephen R. Shirley, dated June 1, 1994, assumed by the Company as of July 1, 1996.

      10.19(10)         CFX Corporation 1992 Employee Stock Purchase Plan

      13                CFX Corporation Annual Report to Shareholders for fiscal year ended
                        December 31, 1996.

      21                Subsidiaries--Reference is made to Item 1.

      23.1              Consent of Wolf & Company, P.C.

      23.2              Consent of Deloitte & Touche, LLP

      23.3              Consent of KPMG Peat Marwick LLP

      27                Financial Data Schedule

      99.1(1)            Stock Option Agreement dated February 13, 1997 between CFX Corporation and Portsmouth Bank Shares, Inc.

      99.2               Joint Press Release, dated March 24, 1997

      99.3               Stock Option Agreement dated March 24, 1997 between CFX Corporation and
                         Community Bankshares, Inc.


---------------
(1) Incorporated herein by reference to the Exhibits to the Form 8-K of CFX Corporation filed on February 21, 1997.

(2) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-61787 effective in 1995.

(3) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1994.

(4) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-4 of CFX Corporation No. 33-56875 effective in 1994.

(5) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1993.

(6) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX Corporation for the year ended December 31, 1992.

(7) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-17071 effective in 1987.

(8) Exhibits refer to compensatory agreements with executives of CFX Corporation and its subsidiaries.

(9) Incorporated herein by reference to The Safety Fund Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1994.

(10) Incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX Corporation No. 33-52598 effective in 1992.

(d)  Financial Statement Schedules.

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

                                         CFX CORPORATION


Date: March 24, 1997                     By:     /s/ PETER J. BAXTER
                                                 -------------------
                                                 Peter J. Baxter, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                    Title                              Date
           ----                                    -----                              ----

/s/ RICHARD F. ASTRELLA                          Director                             March 24, 1997
------------------------------------
Richard F. Astrella

/s/ WILLIAM E. AUBUCHON, III                     Director                             March 24, 1997
------------------------------------
William E. Aubuchon, III

                                                 Director                             March 24, 1997
------------------------------------
Richard B. Baybutt

/s/ PETER J. BAXTER                              President and Director               March 24, 1997
------------------------------------             (Principal Executive Officer)
Peter J. Baxter

/s/ CHRISTOPHER V. BEAN                          Director                             March 24, 1997
------------------------------------
Christopher V. Bean

/s/ CHRISTOPHER W. BRAMLEY                       Director                             March 24, 1997
------------------------------------
Christopher W. Bramley

/s/ P. KEVIN CONDRON                             Director                             March 24, 1997
------------------------------------
P. Kevin Condron

/s/ CALVIN L. FRINK                              Director                             March 24, 1997
------------------------------------
Calvin L. Frink

/s/ EUGENE E. GAFFEY                             Director                             March 24, 1997
------------------------------------
Eugene E. Gaffey

/s/ DAVID R. GRENON                              Director                             March 24, 1997
------------------------------------
David R. Grenon

/s/ ELIZABETH SEARS HAGER                        Director                             March 24, 1997
------------------------------------
Elizabeth Sears Hager

/s/ DOUGLAS S. HATFIELD, JR.                     Director                             March 24, 1997
------------------------------------
Douglas S. Hatfield, Jr.

/s/ PHILIP A. MASON                              Director                             March 24, 1997
------------------------------------
Philip A. Mason

/s/ WALTER R. PETERSON                           Director                             March 24, 1997
------------------------------------
Walter R. Peterson

/s/ L. WILLIAM SLANETZ                           Director                             March 24, 1997
------------------------------------
L. William Slanetz

/s/ MARK A. GAVIN                                Chief Operating Officer              March 24, 1997
------------------------------------             (Principal Operating Officer)
Mark A. Gavin

/s/ GREGG R. TEWKSBURY                           Chief Financial Officer              March 24, 1997
------------------------------------             (Principal Financial and
Gregg R. Tewksbury                                 Accounting Officer)
