Form 10-K405/A
period 1996-12-31
CFX CORP
filed 1997-04-29
CIK 800042

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-K/A
                              [AMENDMENT NO. 1]

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

================================================================================

        This Form 10-K/A is being filed to provide the information required by
Part III of Form 10-K.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are:

   Name                           Age      Position
   ----                           ---      --------
Richard F. Astrella               54       Director; President of Orange Savings Bank

William E. Aubuchon, III          52       Director

Richard B. Baybutt                68       Director

Peter J. Baxter                   45       Director; President and Chief Executive Officer of CFX Corporation and CFX Bank

Christopher V. Bean               47       Director; Secretary of CFX Corporation

Christopher W. Bramley            55       Director; President and Chief Executive Officer of Safety Fund National Bank

P. Kevin Condron                  51       Director

Calvin L. Frink                   74       Director

Eugene E. Gaffey                  72       Director and Chairman of the Boards of CFX Corporation and CFX Bank

Mark A. Gavin                     35       Executive Vice President and Chief Operating Officer of CFX Corporation

David R. Grenon                   57       Director

Elizabeth Sears Hager             52       Director

Douglas S. Hatfield, Jr.          61       Director

Philip A. Mason                   54       Director

Walter R. Peterson                74       Director

Stephen R. Shirley                50       Senior Vice President and Senior Trust Officer of CFX Corporation; Senior Vice President
                                           and Trust Officer of Safety Fund National Bank

L. William Slanetz                68       Director

Gregg R. Tewksbury                32       Chief Financial Officer of CFX Corporation



DIRECTORS

        RICHARD ASTRELLA has been a Director since 1995; his term expires in 1999. Mr. Astrella has been President of Orange Savings Bank since December 26, 1996.

        WILLIAM E. AUBUCHON, III has been a Director since 1996; his term expires in 1998. Mr. Aubuchon is Chairman of the Board and Chief Executive Officer of W.E. Aubuchon Company.

        RICHARD B. BAYBUTT has been a Director since 1977; his term expires in 1998. Mr. Baybutt is Chairman of the Board of Baybutt Construction Corp.

        PETER J. BAXTER has been a Director since 1988; his term expires in 1997 and he has been nominated for an additional three-year term that expires in 2000. Mr. Baxter has been the President and Chief Executive Officer of CFX Corporation since January 1, 1989 and the President and Chief Executive Officer of CFX Bank since April 1, 1992.

        CHRISTOPHER V. BEAN has been a Director since 1988; his term expires in 1998. Mr. Bean is the Secretary of CFX Corporation and is an attorney with Bean Law Offices.

        CHRISTOPHER W. BRAMLEY has been a Director since 1996; his term expires in 1997 and he has been nominated for an additional three-year term that expires in 2000. Mr. Bramley has been President and Chief Executive Officer of Safety Fund National Bank since 1994. Previously, he was Executive Vice President of Shawmut Bank, N.A. between 1986 and 1994.

        P. KEVIN CONDRON has been a Director since 1996; his term expires in 1999. Mr. Condron is President of Central Supply Company, Inc., a wholesale plumbing and heating company.

        CALVIN L. FRINK has been a Director since 1972; his term expires in 1997 and he has been nominated for an additional three-year term that expires in 2000. Mr. Frink is retired.

        EUGENE E. GAFFEY has been a Director since 1972; his term expires in 1999. Mr. Gaffey is Chairman of the Boards of CFX Corporation and CFX Bank and is a retired Justice of the Hinsdale Municipal Court.

        DAVID R. GRENON has been a Director since 1996; his term expires in 1999. Mr. Grenon is Chairman of the Advisory Board and the Assistant Clerk of Protector Group Insurance Agency, Inc. and a Director of Commerce Group, Inc., Commerce Holdings, Inc., and Commerce Insurance Company of Webster, Massachusetts.

        ELIZABETH SEARS HAGER has been a Director since 1994; her term expires in 1998. Ms. Hager is Executive Director of the United Way of Merrimack County and is a New Hampshire State Representative. She also is a Director of Chubb America Fund, Inc. and Chubb Investment Funds, Inc., both subsidiaries of Chubb Corp.

        DOUGLAS S. HATFIELD, JR. has been a Director since 1990; his term expires in 1997 and he has been nominated for an additional three-year term that expires in 2000. Mr. Hatfield is President and Treasurer of Hatfield, Moran & Barry, P.A., attorneys at law.

        PHILIP A. MASON has been a Director since 1988; his term expires in 1997 and he has been nominated for an additional three-year term that expires in 2000. Mr. Mason is a Partner at Mason & Martin, LLP, attorneys at law.

        WALTER R. PETERSON has been a Director since 1988; his term expires in 1999. Mr. Peterson is President Emeritus of Franklin Pierce College and a Trustee of the University of New Hampshire.

        L. WILLIAM SLANETZ has been a Director since 1968; his term expires in 1998. Mr. Slanetz is the owner of Cheshire Realty.

OTHER EXECUTIVE OFFICERS

        MARK A. GAVIN has been the Executive Vice President and Chief Operating Officer of CFX Corporation since February 17, 1997 and previously served as Chief Financial Officer from March 2, 1992 until February 17, 1997.

        STEPHEN R. SHIRLEY has been a Senior Vice President and Senior Trust Officer of CFX Corporation since 1996 and has been a Senior Vice President and Trust Officer of Safety Fund National Bank since June 1, 1994. Previously, he was Senior Vice President (Personal Trust Division) of Shawmut Bank Connecticut, N.A. and its predecessors between 1985 and 1994.

        GREGG R. TEWKSBURY has been the Chief Financial Officer of CFX Corporation since February 17, 1997 and previously served as Controller of CFX Corporation from March 2, 1992 until February 17, 1997.

        COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934 requires CFX's officers and directors to file reports of ownership and changes in ownership with the SEC and with the American Stock Exchange. Officers and directors are required by SEC regulation to furnish CFX with copies of all Section 16(a) forms they file. Based on review of the copies of such forms furnished to CFX and written representations that no additional forms were required, CFX believes all of its officers and directors complied with the Section 16(a) filing requirements applicable to them in 1996.


ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth cash compensation for CFX's chief executive officer and other executive officers of CFX whose total compensation exceeded $100,000 for services rendered in all capacities to CFX and its subsidiaries during the last three fiscal years (the "Named Executive Officers"):

                                                                                Long Term
                                                 Annual Compensation(1)        Compensation
                                                 -------------------           ------------

                                                                          Options       All Other
      Name and Principal Position         Year      Salary    Bonus(2)      SARs     Compensation(3)
      ---------------------------         ----      ------    -----         ----     ------------
 PETER J. BAXTER                          1996     $256,298    $64,075     7,350          $9,166
 President and Chief Executive            1995      231,808     22,195     30,870         8,999
 Officer, CFX Corporation                 1994      193,000      --        22,903         9,079

 PAUL D. SPIESS(4)                        1996      159,610    40,000       4,725         9,166
 Executive Vice President,                1995      156,704    19,630      22,050         9,017
 CFX Corporation                          1994      145,600    11,486      28,793         8,734

 MARK A. GAVIN(5)                         1996      129,471    32,500       4,725         7,768
 Executive Vice President and             1995      106,202    13,325      22,050         6,591
 Chief Operating Officer,                 1994       90,000     7,100      21,875         4,499
 CFX Corporation

 CHRISTOPHER W. BRAMLEY(6)                1996      117,593    58,402      18,112         4,750
 President and Chief Executive
 Officer, Safety Fund National
 Bank

--------------------------
(1) None of the named executive officers received perquisites and other personal benefits, securities, or property which, in the aggregate, cost CFX the lesser of $50,000 or 10% of the named executive officer's salary and bonus in the fiscal year noted, with the exception of Mr. Bramley. Mr. Bramley received other annual compensation in the amount of $33,256, of which $15,000 was paid to a rabbi trust on his behalf.

(2) Includes bonus awards earned for performance in the fiscal year noted even though such amounts may be paid in subsequent years.

(3) Includes contributions by CFX to the 401(k) savings plan, where CFX makes a matching contribution of between one-third and one-half of the amount contributed by each participating employee, up to 6% of the employee's yearly salary. The 401(k) savings plan also allows for supplementary profit sharing by CFX in its discretion for the benefit of participating employees.

(4) Mr. Spiess served as Executive Vice President and Chief Operating Officer until February 14, 1997.

(5) Mr. Gavin has served as Executive Vice President and Chief Operating Officer since February 17, 1997 and previously served as Chief Financial Officer from March 2, 1992 until February 17, 1997.

(6) CFX acquired Safety Fund National Bank on July 1, 1996. The table includes compensation paid from the date of acquisition.


      The following table sets forth certain information concerning options granted to the Named Executive Officers during 1996:


                                                                                                         POTENTIAL REALIZABLE
                                     INDIVIDUAL GRANTS                                                  VALUE AT ASSUMED ANNUAL
---------------------------------------------------------------------------------------------------       RATES OF STOCK PRICE
                        NUMBER OF         % OF TOTAL           EXERCISE                                     APPRECIATION FOR
                        SECURITIES     OPTIONS GRANTED         OR BASE                                        OPTION TERM
                        UNDERLYING       EMPLOYEES IN           PRICE              EXPIRATION       ------------------------------
NAME                 OPTIONS GRANTED     FISCAL YEAR          ($/SHARE)               DATE             5%($)              10%($)
----                 ---------------     -----------          ---------               ----            ------              ------
Peter J. Baxter          7,350              9.37%               $14.29               11/04/06         $66,054            $167,393
Paul D. Spiess           4,725              6.02%                14.29               11/04/06          42,463             107,610
Mark A. Gavin            4,725              6.02%                14.29               11/04/06          42,463             107,610
Christopher Bramley      4,725              6.02%                14.29               11/04/06          42,463             107,610


         The following table sets forth certain information with respect to stock options exercised during 1996 and outstanding stock options held by the Named Executive Officers as of December 31, 1996:


                                                                                                              VALUE OF
                                                                                                             UNEXERCISED
                                                                                                            IN-THE-MONEY
                                  SHARES                                                                     OPTIONS AT
                                 ACQUIRED                        NUMBER OF UNEXERCISED OPTIONS             FISCAL YEAR-END
                                    ON             VALUE              AT FISCAL YEAR-END                    EXERCISABLE/
   NAME                          EXERCISE         REALIZED         EXERCISABLE/UNEXERCISABLE                UNEXERCISABLE
   ----                          --------         --------         -------------------------                -------------
Peter J. Baxter                    5,250            $27,101                 109,706/351                       $554,037/$425
Paul D. Spiess                       --               --                     60,882/0                          253,497/0
Mark A. Gavin                        --               --                     69,439/0                          313,556/0
Christopher Bramley               26,775            250,748                  18,112/0                           37,044/0


        DIRECTOR COMPENSATION. During 1996, each of CFX's non-employee directors received an annual retainer of $10,000 ($15,000 for the chairman) and received $500 per Board meeting attended and $400 per Committee meeting attended. Messrs. Astrella, Baxter and Bramley were not compensated separately as directors of CFX. Directors who are also directors, trustees or other non-officer directors of CFX's subsidiaries were additionally compensated by such subsidiaries and received $400 per subsidiary Board meeting and $300 per subsidiary committee meeting. For 1997, CFX increased its Board and committee fees as follows: $11,000 annual retainer ($16,500 for the chairman), $600 per CFX Board meeting, $500 per Committee meeting, $500 per subsidiary Board meeting and $400 per subsidiary committee meeting.

        EMPLOYMENT ARRANGEMENTS. CFX has entered into an employment agreement with Mr. Baxter. The term of the agreement is for three years and is extended for an additional year each year unless either party elects to limit the agreement to its then existing term. During the term of the agreement, Mr. Baxter is to be employed as President of CFX. The agreement provides for a base salary of not less than $135,000, provided that, in the event such base salary is increased, the base salary will not be decreased thereafter during the term of the agreement. Under the agreement, Mr. Baxter will be entitled to participate in compensation and employee benefit plans adopted for executive employees generally. The agreement also contains a prohibition against competition with CFX or its subsidiary in New Hampshire for a period of two years upon termination. In the event of a change of control followed by either a termination of employment or a change in authority, the agreement provides for lump sum or periodic payments to Mr. Baxter equal to an amount such that the present value of all such payments equals 2.99 times the average annual compensation received during the five-year period prior to the change in control and change in authority. At December 31, 1996, this equates to an aggregate total payment of $655,210. CFX also entered into change of control agreements with Messrs. Spiess and Gavin. Mr. Spiess resigned from CFX effective February 14, 1997.
Mr. Gavin's change of control agreement is 1.5 times the average annual compensation of the past five years. At December 31, 1996, this equates to an aggregate total payment of $158,223.

        CFX assumed two employment agreements in connection with its acquisition of The Safety Fund Corporation ("Safety Fund") and its subsidiary bank, Safety Fund National Bank ("SFNB"). Effective February 1 and June 1, 1994, Safety Fund entered into employment agreements with Messrs. Bramley and Shirley, respectively. The term of Mr. Bramley's agreement is for one year and is automatically extended one day for each day that he remains employed by Safety Fund. During the term of the agreement, Mr. Bramley is to be employed as President and Chief Executive Officer of Safety Fund. The agreement provides for a base salary of not less than $200,000, provided that, in the event such base salary is increased, the base salary will not be decreased thereafter during the term of the agreement (other than concurrent reductions based on Safety Fund's performance affecting all senior management). Under the agreement, Mr. Bramley will be entitled to participate in compensation or employee benefit plans adopted for executive employees generally, including the grant of stock options. In the event of termination, due to a material breach of his agreement by Safety Fund, termination without cause or failure of the Safety Fund Board to re-elect Mr. Bramley to his present positions, Mr. Bramley will receive an amount equal to his annual salary for one year and upon termination due to a change in control a lump sum in the amount of $400,000. Mr. Shirley's agreement entitles him to annual base salary of $95,000. In the event of a change in control, Safety Fund will pay an amount equal to Mr. Shirley's annual base salary, in effect at the time, for a period of one year. The Acquisitions will not result in an event of change in control under either agreement at the time they are consummated.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The members of the Compensation Committee and other directors, trustees and executive officers of CFX and its subsidiaries are at present, as in the past, customers of CFX's subsidiaries and have transactions with CFX's subsidiaries in the ordinary course of business. In addition, such persons are at present also owners or officers of corporations and business trusts, or are members of partnerships that are customers of CFX's subsidiaries and which have transactions, including loans, with CFX's subsidiaries in the ordinary course of business. Such loans and transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and do not involve more than the normal risk of collectability or present other unfavorable features. CFX's subsidiaries expect, in the future, to have banking transactions in the ordinary course of business with executive officers, trustees and directors of CFX and its subsidiaries and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with unaffiliated persons. All the foregoing transactions with management were on substantially the same terms as would have been negotiated with unaffiliated parties.

        Messrs. Aubuchon, Bean, Frink, Gaffey (ex officio) and Hatfield and Ms. Hager served on the Compensation Committee of the Board for the past fiscal year. Mr. Baxter served as a member of the Compensation Committee until January 1996. Each December, CFX's Board of Directors as a whole determines the amount in which CFX's Profit Sharing/Bonus Plan ("Incentive Compensation Plan") should be funded for the just concluded fiscal year. However, the Compensation Committee alone exercises discretion in allocating the Incentive Compensation Plan among CFX's officers. Mr. Baxter participated in deliberations concerning the appropriate amount of funding for the Incentive Compensation Plan in 1996.

        CFX and its subsidiaries obtained legal services during 1996 from the Bean Law Offices with which Christopher V. Bean, a director of CFX, is associated. Direct payments of $18,146 were made to the Bean Law Offices for legal services and expenses in 1996. In addition, CFX Bank and CFX Mortgage, Inc. together collected $47,143 from its customers that was paid to the Bean Law Offices for legal work performed in connection with real estate mortgage and collection matters and as reimbursement for transaction costs such as recording fees, filing fees and other miscellaneous expenses. CFX and its subsidiaries expect to obtain legal services from the Bean Law Offices in the future. Prior to establishing Bean Law Offices on March 1, 1996, Bean was associated with the law firm of Tower, Bean & Crocker. From January 1, 1996 through March 1, 1996, CFX Bank and CFX Mortgage paid $26,008 to Tower, Bean & Crocker.

        Richard B. Baybutt, a director of CFX and a trustee of CFX Bank, is the Chairman of Baybutt Construction Corp. In 1996, Baybutt Construction Corp. performed construction improvement projects on a number of the properties owned or leased by CFX Bank and Orange Savings Bank. The total cost of the work performed was $734,264.

        RETIREMENT PLAN. Employees of CFX and its subsidiaries (other than employees of Orange Savings Bank) are entitled to participate in the CFX Corporation Retirement Plan (the "Retirement Plan") after attaining the age of twenty-one and completing one year of service. Under the Retirement Plan, CFX makes periodic contributions computed on an actuarial basis for the benefit of eligible employees.

        The Retirement Plan provides for monthly benefits to, or on behalf of, each covered employee upon retirement following 100% vesting, which occurs on the earlier of the employee's sixty-fifth birthday or completion of five years of employment with a minimum of 1,000 hours worked in each year. The Retirement Plan includes provisions for, among other things, disability benefits, death benefits, early retirement benefits and deferred retirement benefits. The amount of an employee's benefit is derived from a formula based on years of service and regular salary.

        The following table indicates the annual retirement benefit that would be payable under the plan upon retirement at age 65 to a participant electing to receive his retirement benefit in the standard form of benefit (10 Year Certain and Continuous), assuming various specified levels of plan compensation and various specified years of credited service:


                                YEARS OF SERVICE

      FINAL
   COMPENSATION             10                  15               20            25                 30
   ------------          ----------          ---------        ---------     ---------          ---------
     $ 60,000             $ 7,500             $11,300          $15,100       $18,800            $22,600

       80,000              10,600              15,800           21,100        26,300             31,600

      100,000              13,500              20,300           27,100        33,800             40,600

      120,000              16,500              24,800           33,100        41,300             49,600

      140,000              19,500              29,300           39,100        48,800             58,600

      160,000              22,500              33,800           45,100        56,300             67,600

        The various amounts shown above were calculated for an employee attaining age 65 and retiring on January 1, 1997. Salary increases were assumed to have been 5.0% annually. Benefits are shown in the form of a life annuity. Messrs. Baxter, Spiess, Gavin and Bramley have nine, three, seven and three years of service under the Retirement Plan, respectively.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        As of December 31, 1996, there were no known beneficial owners of five percent or more of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

        Beneficial ownership of the Company's Common Stock by Directors and the Named Executive officers, and all current officers and Directors as a group, is set forth below:

                                           Shares of CFX Common Stock                Percent (if more
Name of Beneficial Owner                   Owned as of December 31, 1996(1)          than 1 percent)
------------------------                   -----------------------------             ---------------
Richard F. Astrella                               69,107
William E. Aubuchon, III                          21,183
Richard B. Baybutt                                89,980
Peter J. Baxter                                  128,129
Christopher V. Bean                               35,099
Christopher W. Bramley                            49,637
P. Kevin Condron                                  29,423
Calvin L. Frink                                   23,815
Eugene E. Gaffey                                  22,483
Mark A. Gavin                                     77,202
David R. Grenon                                   61,588
Elizabeth Sears Hager                             15,065
Douglas S. Hatfield, Jr.                          47,982
Philip A. Mason                                   15,336
Walter R. Peterson                                89,834
Stephen R. Shirley                                19,739
L. William Slanetz                                32,244
Gregg R. Tewksbury                                10,253


All Directors and executive officers             838,099                                  6.46%
  as a group (18 persons)


  (1) Shares of CFX beneficially owned. The number of shares shown includes, but is not limited to, shares of CFX Common Stock that could be acquired within 60 days pursuant to the exercise of stock options, the power to revoke a trust or similar arrangement: for Mr. Baybutt, 27,783 shares held by Baybutt Construction Corp. and 15,627 shares owned by the Baybutt Construction Corp. Profit Sharing Trust; for Mr. Hatfield, 14,439 shares held by the Douglas S. Hatfield Trust, 1,000 shares held by the Douglas and Judith Hatfield Charitable Unitrust and shares held by an Individual Retirement Account ("IRA"); for Messrs. Aubuchon, Condron, Peterson and Slanetz, 936 shares, 1,452 shares, 1,100 shares and 7,656 shares, respectively, held by close relatives, that such individuals have neither investment power nor voting power and with respect to which they disclaim beneficial ownership; for Messrs. Astrella, Aubuchon, Baxter, Baybutt, Bean, Bramley, Condron, Frink, Gaffey, Gavin, Grenon and Ms. Hager and Messrs. Hatfield, Mason, Peterson, Shirley, Slanetz, Spiess and Tewksbury, 48,337 shares, 3,150 shares, 110,057 shares, 14,883 shares, 14,883 shares, 1,842 shares, 18,112 shares, 14,884 shares, 36,250 shares, 69,439 shares, 3,150 shares, 14,883 shares, 14,883 shares, 14,883 shares, 14,883 shares, 11,151 shares, 14,883 shares, 60,882 shares and 9,751 shares, respectively, subject to stock options granted under CFX (or predecessor company) stock option plans, and to which such individuals disclaim beneficial ownership. Includes shares as to which voting or investment power is shared with the individual's spouse.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 11, "Compensation Committee Interlocks and Insider Participation" for a discussion of certain business relationships and transactions involving the Company, certain of its subsidiaries and certain Directors of the Company.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CFX CORPORATION


Date: April 29, 1997                     By:     /s/ PETER J. BAXTER
                                                 -------------------
                                                 Peter J. Baxter, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                    Title                              Date
           ----                                    -----                              ----

                                                 Director                             April 29, 1997
------------------------------------
Richard F. Astrella

/s/ WILLIAM E. AUBUCHON, III                     Director                             April 29, 1997
------------------------------------
William E. Aubuchon, III

                                                 Director                             April 29, 1997
------------------------------------
Richard B. Baybutt

/s/ PETER J. BAXTER                              President and Director               April 29, 1997
------------------------------------             (Principal Executive Officer)
Peter J. Baxter

/s/ CHRISTOPHER V. BEAN                          Director                             April 29, 1997
------------------------------------
Christopher V. Bean

/s/ CHRISTOPHER W. BRAMLEY                       Director                             April 29, 1997
------------------------------------
Christopher W. Bramley

/s/ P. KEVIN CONDRON                             Director                             April 29, 1997
------------------------------------
P. Kevin Condron

/s/ CALVIN L. FRINK                              Director                             April 29, 1997
------------------------------------
Calvin L. Frink

/s/ EUGENE E. GAFFEY                             Director                             April 29, 1997
------------------------------------
Eugene E. Gaffey

                                                 Director                             April 29, 1997
------------------------------------
David R. Grenon

/s/ ELIZABETH SEARS HAGER                        Director                             April 29, 1997
------------------------------------
Elizabeth Sears Hager

                                                 Director                             April 29, 1997
------------------------------------
Douglas S. Hatfield, Jr.

                                                 Director                             April 29, 1997
------------------------------------
Philip A. Mason

/s/ WALTER R. PETERSON                           Director                             April 29, 1997
------------------------------------
Walter R. Peterson

/s/ L. WILLIAM SLANETZ                           Director                             April 29, 1997
------------------------------------
L. William Slanetz

/s/ MARK A. GAVIN                                Chief Operating Officer              April 29, 1997
------------------------------------             (Principal Operating Officer)
Mark A. Gavin

/s/ GREGG R. TEWKSBURY                           Chief Financial Officer              April 29, 1997
------------------------------------             (Principal Financial and
Gregg R. Tewksbury                                 Accounting Officer)
