Form 10-Q
period 1997-03-31
CFX CORP
filed 1997-05-15
CIK 800042

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

                         Commission file number 1-10633


                                CFX CORPORATION
             (Exact name of registrant as specified in its charter)


         NEW HAMPSHIRE                                        02-0402421
         -------------                                        ----------
    (State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                       Identification No.)


           102 MAIN STREET
         KEENE, NEW HAMPSHIRE                                   03431
         --------------------                                   -----
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (603) 352-2502
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

         YES    X                                              NO
              -----                                               -----


As of April 30, 1997, 13,095,818 shares of the registrant's common stock were issued and outstanding.

===============================================================================

                        CFX CORPORATION AND SUBSIDIARIES


                                     INDEX



PART I            FINANCIAL INFORMATION                                                              PAGE
                  ---------------------                                                              ----
  Item 1          Financial Statements:

                      Consolidated Balance Sheets -- March 31, 1997
                          and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

                      Consolidated Statements of Income -- Three
                          months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . .  2

                      Consolidated Statement of Shareholders' Equity -
                          Three months ended March 31, 1997 . . . . . . . . . . . . . . . . . . . . .  3

                      Consolidated Statements of Cash Flows -- Three
                          months ended March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . .  4

                      Notes to Consolidated Financial Statements -
                          March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Item 2          Management's Discussion and Analysis of Financial
                      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . .  8

PART II           OTHER INFORMATION
                  -----------------

  Item 1          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

  Item 2          Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

  Item 3          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . 19

  Item 4          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . 19

  Item 5          Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

  Item 6          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . 19

                  SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
                  ----------

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


=======================================================================================================================
                                                                                  MARCH 31,           December 31,
=======================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                1997                 1996
=======================================================================================================================

ASSETS
   Cash and due from banks                                                 $          59,080        $       50,404
   Federal funds sold                                                                  3,000                     -
                                                                           -----------------        --------------
                 CASH AND CASH EQUIVALENTS                                            62,080                50,404
   Interest bearing deposits with other banks                                          4,628                   197
   Securities available for sale                                                     379,423               245,324
   Securities held to maturity                                                        30,951                32,670
   Mortgage loans held for sale                                                       21,101                15,212
   Loans and leases                                                                1,150,658             1,118,164
     Less allowance for loan and lease losses                                         15,661                15,740
                                                                           -----------------        --------------
                 NET LOANS AND LEASES                                              1,134,997             1,102,424
   Premises and equipment                                                             28,227                27,386
   Mortgage servicing rights                                                           6,555                 5,313
   Goodwill and deposit base intangibles                                               9,080                 9,235
   Foreclosed real estate                                                              1,806                 2,223
   Bank-owned life insurance                                                          31,376                30,975
   Other assets                                                                       34,225                25,729
                                                                           -----------------        --------------
                                                                           $       1,744,449        $    1,547,092
                                                                           =================        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
     Interest bearing                                                      $       1,074,879        $    1,020,332
     Noninterest bearing                                                             148,651               136,875
                                                                           -----------------        --------------
                 TOTAL DEPOSITS                                                    1,223,530             1,157,207
   Short-term borrowed funds                                                         104,535                67,374
   Advances from Federal Home Loan Bank of Boston                                    238,681               175,081
   Other liabilities                                                                  43,884                14,477
                                                                           -----------------        --------------
                 TOTAL LIABILITIES                                                 1,610,630             1,414,139
                                                                           -----------------        --------------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share-authorized
     4,000,000 shares, no shares outstanding in
     1997 or 1996                                                                          -                     -
   Common stock, par value $.66 2/3 per share-authorized
     22,500,000 shares, issued 13,080,325 shares at March
     31, 1997 and 13,008,787 shares at December 31, 1996                               8,718                 8,672
   Paid-in capital                                                                    98,234                97,406
   Retained earnings                                                                  30,094                28,223
   Net unrealized losses on securities available for sale,
     after tax effects                                                                (2,757)                 (929)
   Cost of 30,364 shares at March 31, 1997 and 28,055 shares
     at March 31, 1996 of common stock in treasury                                      (470)                 (419)
                                                                           -----------------        --------------
                 TOTAL SHAREHOLDERS' EQUITY                                          133,819               132,953
                                                                           -----------------        --------------
                                                                           $       1,744,449        $    1,547,092
                                                                           =================        ==============
Number of common shares outstanding                                                   13,050                12,981
                                                                           =================        ==============
Common shareholders' equity per share                                      $           10.25        $        10.24
                                                                           =================        ==============


See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


=======================================================================================================================
THREE MONTHS ENDED                                                                        MARCH 31,
=======================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                            1997                     1996
=======================================================================================================================
Interest and dividend income:
   Interest on loans and leases                                                $ 24,399                 $  20,775
   Interest on investment securities:
      Taxable                                                                     4,796                     4,423
      Tax-exempt                                                                    158                       221
                                                                               --------                 ---------
                                                                                  4,954                     4,644
Dividends on marketable equity securities                                            59                        83
Other                                                                                91                       238
                                                                               --------                 ---------
         TOTAL INTEREST AND DIVIDEND INCOME                                      29,503                    25,740
                                                                               --------                 ---------
Interest expense:
   Interest on deposits                                                          10,577                    10,079
   Interest on borrowings:
      Short-term                                                                  3,816                     1,957
      Long-term                                                                     106                         3
                                                                               --------                 ---------
         TOTAL INTEREST EXPENSE                                                  14,499                    12,039
                                                                               --------                 ---------
         NET INTEREST AND DIVIDEND INCOME                                        15,004                    13,701
Provision for loan and lease losses                                                 702                       905
                                                                               --------                 ---------
         NET INTEREST AND DIVIDEND INCOME AFTER
             PROVISION FOR LOAN AND LEASE LOSSES                                 14,302                    12,796
                                                                               --------                 ---------
Other income:
   Service charges on deposit accounts                                              980                       969
   Loan servicing fees                                                              407                       400
   Net gains on trading securities                                                    -                       153
   Net gains (losses) on sales of investment securities                              (6)                       57
   Net gains on sales of loans                                                      548                       438
   Leasing activities                                                               775                       702
   Trust fees                                                                       617                       559
   Other                                                                          1,051                       554
                                                                               --------                 ---------
                                                                                  4,372                     3,832
                                                                               --------                 ---------
Other expense:
   Salaries and employee benefits                                                 6,561                     5,753
   Occupancy and equipment expense                                                1,935                     1,749
   Professional fees                                                                376                       619
   Advertising and marketing                                                        315                       517
   Operation of foreclosed real estate                                               45                        91
   Goodwill and deposit base intangible amortization                                155                       167
   Other                                                                          2,587                     2,681
                                                                               --------                 ---------
                                                                                 11,974                    11,577
                                                                               --------                 ---------
         INCOME BEFORE INCOME TAXES                                               6,700                     5,051
Income taxes                                                                      1,958                     1,496
                                                                               --------                 ---------
         NET INCOME AVAILABLE TO COMMON STOCK                                  $  4,742                 $   3,555
                                                                               ========                 =========
Weighted average common shares outstanding                                       13,014                    12,714
                                                                               ========                 =========
Earnings per common share                                                      $    .36                 $     .28
                                                                               ========                 =========
Dividends declared per common share                                            $    .22                 $     .17
                                                                               ========                 =========

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)





====================================================================================================================

                                                                                     NET
                                                                                 UNREALIZED
                                                                                    LOSSES
                                       COMMON STOCK                              ON SECURITIES  TREASURY STOCK
                                    ------------------   PAID-IN    RETAINED       AVAILABLE   ----------------
(IN THOUSANDS)                      SHARES     DOLLARS   CAPITAL    EARNINGS       FOR SALE    SHARES   DOLLARS   TOTAL
===========================================================================================================================

BALANCE AT DECEMBER 31, 1996          13,009   $ 8,672    $ 97,406    $ 28,223   $   (929)      (28)  $  (419)   $132,953

 Net income                                -         -           -       4,742          -         -         -       4,742

 Common cash dividends
   declared - $.22 per share               -         -           -      (2,871)         -         -         -      (2,871)

 Issuance of common stock
   under stock option plan
   and related tax effects                52        34         613           -          -         -         -         647

 Issuance of common stock under
   employee stock purchase plan           17        12         215           -          -         -         -         227

 Change in net unrealized gains
   (losses) on securities available
   for sale                                -         -           -           -     (1,828)        -         -      (1,828)

 Cost of shares acquired for treasury      2         -           -           -          -        (2)      (51)        (51)
                                      ------   -------    --------    --------   --------     -----   -------     -------

BALANCE AT MARCH 31, 1997             13,080   $ 8,718    $ 98,234    $ 30,094   $ (2,757)      (30)  $  (470)   $133,819
                                      ======   =======    ========    ========   ========     =====   =======    ========





 See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

==========================================================================================================================
THREE MONTHS ENDED                                                                                  MARCH 31,
==========================================================================================================================
(In thousands)                                                                                 1997             1996
==========================================================================================================================
OPERATING ACTIVITIES
     Net income                                                                         $      4,742        $      3,555
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
          Depreciation and amortization                                                        1,067               1,439
          Amortization of deferred credit on leasehold residual                                 (292)               (353)
          Provision for loan and lease losses                                                    702                 905
          Provision for foreclosed real estate losses                                              -                  79
          Loans originated and acquired for sale                                             (42,726)            (25,966)
          Principal balance of loans sold                                                     36,837              24,726
          Net gain on sale of portfolio loans                                                   (320)                  -
          Net gain (loss) on sale of foreclosed real estate                                      (27)                  9
          Net (gain) loss on investment securities                                                 6                 (57)
          Net increase in trading securities                                                       -             (24,400)
          Net deferred income tax provision                                                    1,301                 239
          Increase in cash surrender value of bank-owned life insurance                         (401)                  -
          Other                                                                                  409              (2,315)
                                                                                        ------------        -------------
              NET USED BY OPERATING ACTIVITIES                                                 1,298             (22,139)
                                                                                        ------------        -------------
INVESTING ACTIVITIES
     Proceeds from sales of securities available for sale                                     54,837               1,904
     Proceeds from maturities of securities available for sale                                 7,311              20,329
     Purchase of securities available for sale                                              (179,721)            (25,048)
     Proceeds from maturities of securities held to maturity                                   2,086              15,196
     Purchases of securities held to maturity                                                   (300)            (23,943)
     Proceeds from the sale of, or payments on, foreclosed real estate                           854                 255
     Proceeds from the sale of  portfolio loans                                               12,061                   -
     Net decrease (increase) in interest bearing deposits with other banks                    (4,431)                 13
     Net increase in loans and leases                                                        (45,667)            (23,675)
     Purchases of premises and equipment                                                      (1,851)               (455)
                                                                                        ------------        -------------
              NET CASH USED BY INVESTING ACTIVITIES                                         (154,821)            (35,424)
                                                                                        ------------        -------------
FINANCING ACTIVITIES
     Net increase in noninterest bearing deposits and savings accounts                        11,092                 572
     Net increase in time certificates of deposit                                             55,231              61,614
     Net increase in short-term borrowings                                                    37,161               5,812
     Proceeds from FHLBB advances with maturities in excess of three months                  178,260                 225
     Payments of FHLBB advances with maturities in excess of three months                    (70,000)                  -
     Net payments of FHLBB advances with maturities of three
       months or less                                                                        (44,660)             (3,684)
     Common cash dividends paid                                                               (2,708)             (2,895)
     Proceeds from issuance of common stock                                                      874                 623
     Cost of shares acquired for treasury                                                        (51)                  -
     Fractional shares paid out                                                                    -                 (26)
                                                                                        ------------        ------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                      165,199              62,241
                                                                                        ------------        ------------
              INCREASE IN CASH AND CASH EQUIVALENTS                                           11,676               4,678
Cash and cash equivalents at beginning of period                                              50,404              60,041
                                                                                        ------------        ------------
              CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     62,080        $     64,719
                                                                                        ============        ============
SUPPLEMENTARY INFORMATION:
     Interest paid on deposit accounts                                                  $     10,226        $      9,514
     Interest paid on borrowed funds                                                           3,104               2,235
     Income taxes paid                                                                           250                 488
     Transfers from loans to foreclosed real estate                                              410                 525
     Net increase in due to broker                                                            25,214                   -

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

===============================================================================
NOTE A-BASIS OF PRESENTATION
===============================================================================

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (the Company) annual report on Form 10-K and Form 10-K/A for the year ended December 31, 1996.

===============================================================================
NOTE B-ACQUISITIONS
===============================================================================

COMPLETED

On July 1, 1996, the Company acquired The Safety Fund Corporation (Safety Fund) and the Milford Co/operative Bank (Milford). Each of Safety Fund's 1,665,000 outstanding shares of common stock and Milford's 689,000 outstanding shares of common stock were converted into 1.785 shares and 2.777 shares, respectively, of the Company's common stock, resulting in the issuance of 2,973,000 shares and 1,914,000 shares, respectively, of the Company's common stock to Safety Fund and Milford shareholders. Cash was paid in lieu of issuing fractional shares. Safety Fund was a bank holding company headquartered in Fitchburg, Massachusetts. Safety Fund's subsidiary bank, Safety Fund National Bank, continues to operate as a subsidiary of the Company. Milford was a state-chartered co/operative bank, headquartered in Milford, New Hampshire. Milford was merged into CFX's New Hampshire banking subsidiary, CFX Bank, as part of the transaction.

Both the Safety Fund and Milford mergers were accounted for by the pooling-of-interests method of accounting, and as such, the financial information for all prior periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

PENDING

On February 13, 1997, the Company signed a definitive agreement to acquire all of the outstanding common stock of Portsmouth Bank Shares, Inc. (Portsmouth), a New Hampshire bank holding company, headquartered in Portsmouth, N.H.

Pursuant to the definitive agreement each of Portsmouth's outstanding shares of common stock will be converted into .9314 shares of the Company's common stock. In the event that the average price of the Company's common stock for the ten trading days immediately before the Company receives the last regulatory approval required for the transaction is below $15.70, the exchange ratio becomes 1.0294 shares and the exchange ratio floats between .9314 and 1.0294 shares if the average price of the Company's common stock is between $17.375 and $15.70. Portsmouth has the right to terminate the agreement if the average price of the Company's common stock is below $14.20 per share unless the Company agrees to increase the exchange ratio.

At December 31, 1996, Portsmouth had (unaudited) total assets of $272 million, deposits of $198 million and stockholder's equity of $66 million. Portsmouth's bank subsidiary, Portsmouth Savings Bank, operates 3 full service offices in Portsmouth, North Hampton and Greenland, New Hampshire.

On March 24, 1997, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Community Bankshares, Inc. (Community), a New Hampshire bank holding company, headquartered in Concord, New Hampshire. Pursuant to the definitive agreement, each outstanding share of Community common stock will be converted into 2.2 shares of CFX common stock. If the average price of CFX common stock for the fifteen days preceding the closing date is between $18.18 and $20.00, the exchange ratio floats between 2.2 and
2.0 shares. Community may terminate the agreement if the average price of CFX common stock is below $13.50 per share unless CFX agrees to increase the exchange ratio.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

===============================================================================
NOTE B-ACQUISITIONS - (Cont'd.)
===============================================================================

Both proposed transactions are expected to be tax free to the owners of Portsmouth and Community and are subject to regulatory approval and the approval of the Company's, Portsmouth's and Community's shareholders. It is anticipated that the transactions will be accounted for by the pooling-of-interests method of accounting.

At December 31, 1996, Community had (unaudited) total assets of $551 million, deposits of $396 million and shareholder's equity of $41 million. Community's bank subsidiaries, Concord Savings Bank, headquartered in Concord, New Hampshire and Centerpoint Bank, headquartered in Bedford, New Hampshire, operate 11 branches located in Merrimack, Hillsborough, Belknap and Rockingham Counties.

===============================================================================
NOTE C-RECENT ACCOUNTING PRONOUNCEMENTS
===============================================================================

EARNINGS PER SHARE

In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company will be required to report both basic and diluted EPS, showing the effects of any dilution for common stock options. The Statement is effective for financial statements issued for periods ending after December 15, 1997. The dilutive effect of stock options is immaterial for the quarter ended March 31, 1997.

CAPITAL STRUCTURE

Also in March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure", to consolidate existing disclosure requirements to nonpublic and public entities. The Statement is effective for financial statements issued for periods ending after December 13, 1997. Management does not believe that additional disclosure is required for the Company at this time.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                 MARCH 31, 1997

===============================================================================
GENERAL
===============================================================================

All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in this discussion to the financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX Corporation is a multi-bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank, headquartered in Orange, Massachusetts, and Safety Fund National Bank, headquartered in Fitchburg, Massachusetts.

CFX Bank's direct subsidiaries, both of which are wholly-owned, are CFX Capital Systems, Inc. (CFX Capital) and CFX Financial Services, Inc. (CFX Financial). CFX Capital's wholly-owned subsidiary is CFX Mortgage, Inc. which engages in mortgage banking. CFX Financial owns 51% of CFX Funding L.L.C. (CFX Funding), which engages in the facilitation of lease financing and securitization.
Orange Savings Bank has one wholly-owned subsidiary, OSB Securities Corp., which is engaged in investment activities. Safety Fund National Bank's direct subsidiaries, all of which are wholly-owned, are Prichard Plaza Realty Corp. (Prichard Plaza), which engages in property management, The Lenders/Massachusetts, Inc. (Lenders) which engages in mortgage banking, and Safety Fund Securities Corp., which is engaged in investment activities.

The results of operations for the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans, leases, trading and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. The Company's results of operations are also affected by the provision for loan and lease losses, resulting from the Company's assessment of the adequacy of the allowance for loan and lease losses; the level of its other operating income, including gains and losses on the sale of loans and securities, and loan and other fees; operating expenses; and income tax expenses.

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

NET INCOME & EARNINGS PER COMMON SHARE

Net income was $4,742,000, or $.36 per share, for the quarter ended March 31, 1997, compared to $3,555,000, or $.28 per share, for the corresponding period a year ago. Net income increased 33% while earnings per common share increased 29%.

The increase in net income was primarily due to increased core earnings (net interest and dividend income and other income). Total core earnings were $19,376,000 and $17,533,000 for the three months ended March 31, 1997, and March 31, 1996, an increase of $1,843,000, or 10.5%. The increase was comprised of increases in net

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
RESULTS OF OPERATIONS - GENERAL- (CONT'D.)
===============================================================================

interest and dividend income of $1,303,000 and other income of $540,000. The stronger core earnings were the result of a $218 million, or 23%, increase in average loans and leases over the past twelve months and an increased focus on the generation of noninterest income. However, a portion of the increase in income was offset by an increase in certain operating expenses.

NET INTEREST AND DIVIDEND INCOME

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's tax-exempt loans and leases and investments in state and municipal securities and to present data on a comparative basis, the income from and yields on these loans and leases and securities have been restated to a taxable-equivalent basis using a 34.00% and 38.62% tax rate, respectively. The taxable-equivalent income adjustments for loans and leases are $75,000 and $80,000 for the three months ended March 31, 1997 and 1996, respectively. The taxable-equivalent income adjustments for investment securities are $100,000 and $139,000 for the three months ended March 31, 1997 and 1996, respectively. These adjustments, however, are for comparison purposes only and have no impact on reported net income.


===========================================================================================================================
THREE MONTHS ENDED MARCH 31,                                    1997                                  1996
===========================================================================================================================
                                                              INTEREST                              INTEREST
                                                 AVERAGE       INCOME/    YIELD/       AVERAGE       INCOME/      YIELD/
(DOLLARS IN THOUSANDS)                           BALANCE      EXPENSE     RATE          BALANCE      EXPENSE      RATE
===========================================================================================================================
ASSETS

Interest and dividend earning assets:
    Loans and leases                         $ 1,156,557    $   24,252      8.50%    $   939,378    $     20,621     8.83%
    Tax-exempt loans and leases                    9,231           222      9.75           8,184             234    11.50
    Taxable securities                           297,922         4,855      6.61         309,298           4,507     5.86
    Tax-exempt securities                         14,047           258      7.45          19,808             359     7.29
    Other                                          6,187            91      5.97          21,027             238     4.55
                                             -----------    ----------               -----------    ------------

Total interest earning assets                  1,483,944        29,678      8.11       1,297,695          25,959     8.05
                                                            ----------                              ------------
Noninterest earning assets                       134,153                                  96,516
                                             -----------                             -----------
       Total                                 $ 1,618,097                             $ 1,394,211
                                             ===========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest bearing liabilities:
       Savings deposits                      $   432,542         2,413      2.26     $   450,187           2,653     2.37
       Time deposits                             592,975         8,164      5.58         528,492           7,426     5.65
       Advances from Federal Home Loan
          Bank of Boston                         198,438         2,745      5.61          93,207           1,382     5.96
       Other borrowed funds                       98,140         1,177      4.86          50,984             578     4.56
                                             -----------    ----------               -----------    ------------

Total interest bearing liabilities             1,322,095        14,499      4.45       1,122,870          12,039     4.31
                                                            ----------                              ------------

Noninterest bearing liabilities:

    Demand deposits                              136,624                                 121,942
    Other                                         23,418                                  14,793
    Shareholders' equity                         135,960                                 134,606
                                             -----------                             -----------
       Total                                 $ 1,618,097                             $ 1,394,211
                                             ===========                             ===========
Net interest and dividend income                            $   15,179                              $     13,920
                                                            ==========                              ============

Interest rate spread                                                        3.66%                                    3.74%
Net interest margin                                                         4.15%                                    4.31%

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================

The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.

===================================================================================================================
                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                           1997 VS. 1996
                                                                                 INCREASE   (DECREASE)     DUE TO
===================================================================================================================
(IN THOUSANDS)                                                                     VOLUME       RATE         NET
===================================================================================================================

Interest and dividends earned on:

   Loans and leases                                                             $ 8,463       $(4,832)    $ 3,631
   Tax-exempt loans and leases                                                      125          (137)        (12)
   Taxable securities                                                             (958)         1,306         348
   Tax-exempt securities                                                          (153)            52        (101)
   Other                                                                          (516)           369        (147)
                                                                                ------        -------     -------
   Total interest and
      dividend income                                                             6,961        (3,242)      3,719
                                                                                -------       -------     -------

Interest paid on:

   Savings deposits                                                                (110)         (130)       (240)
   Time deposits                                                                  1,342          (604)        738
   Advances from Federal Home
      Loan Bank of Boston                                                         1,915          (552)      1,363
   Other borrowed funds                                                             558            41         599
                                                                                -------       -------     -------
   Total interest expense                                                         3,705        (1,245)      2,460
                                                                                -------       -------     -------

   Change in net interest
      and dividend income                                                       $ 3,256       $(1,997)    $ 1,259
                                                                                =======       =======     =======

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
===============================================================================

Taxable-equivalent net interest and dividend income was $15,179,000 for the three months ended March 31, 1997, compared to $13,920,000 for the same period a year ago. The increase in net interest and dividend income in the 1997 period was principally due to higher average interest earning assets and higher demand deposits. The increase in average interest earning assets resulted principally from growth in loans and leases (see "Financial Condition - Loans and Lease" section of this Management's Discussion and Analysis), as loan and lease demand increased in the current environment.

The Company's net interest margin of 4.15% for the three months ended March 31, 1997 decreased from 4.31% for the corresponding period a year ago. The decrease in net interest margin was partially due to the increase in average earning assets being funded with higher cost liabilities (predominantly FHLBB borrowings, repurchase agreements and brokered certificates of deposits) and due to the Company's investment in Bank-Owned Life Insurance ("BOLI") which totaled $30 million at March 31, 1997. This investment in BOLI, which occurred in the second and third quarters of 1996, had a negative impact on the net interest margin of 5 basis points. BOLI generates non-interest income for the Company, tax free, as the cash surrender value of the policies increase. However, these insurance policies are funded with wholesale borrowings, which decrease the Company's net interest margin. (For more information on BOLI, see "Other Assets" section of this analysis.)

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

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses in the three months ended March 31, 1997 was $702,000, compared to $905,000, for the same period a year ago. The lower provision for loan and lease losses in 1997 is primarily the result of the higher net charge-offs in 1996 compared to 1997 as discussed in the "Risk Elements - Allowance for Loan and Lease Losses" section of the Management's Discussion and Analysis. Total net charge-offs amounted to $781,000 for the three months ended March 31, 1997 as compared to $1,032,000 for the three months ended March 31, 1996. The higher net charge-offs in 1996 were principally due to residential real estate foreclosures and the resolution of several long-term problem commercial loan relationships. The majority of the total charge-offs for the first quarter of 1997 resulted from one borrower totaling $537,000 in a full settlement.

At March 31, 1997, nonperforming loans were $8,803,000, or .77% of total loans and leases, compared to $8,299,000, or .74% of total loans and leases, as of December 31, 1996. The allowance for loan and lease losses as a percentage of nonperforming loans as of March 31, 1997 and December 31, 1996 amounted to 177.91% and 189.66%, respectively. The increase in nonperforming loans was in the commercial loan portfolio.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

OTHER INCOME

Other income for the three months ended March 31, 1997 totaled $4,372,000, compared to $3,832,000, for the same period a year ago. The increase of $540,000 in other income for the first quarter of 1997 compared to first quarter of 1996 is principally due to investments in Bank-Owned Life Insurance
(BOLI). This investment, totaling $30,000,000 at March 31, 1996 generated $401,000 in other income during the first quarter of 1997. This investment was not in place during the first quarter of 1996. (For more information on BOLI, see "Other Assets" section of this analysis.)

Income from leasing activities and trust fees increased slightly in the first quarter of 1997 as compared to the first quarter of 1996. The increase of $73,000 in leasing activities was the result of the 67% growth in the leases serviced for others, which totaled $108,294,000 at March 31, 1997, as well as the increase in the amount of leases securitized/sold of 18%. Trust assets increased 6% over the past year, to end at $371 million at March 31, 1997. Offsetting the increase in other income was a net decrease of $106,000 for the first quarter of 1997 compared to the first quarter of 1996 in net gains on trading and investment securities and sale of loans. Net gains on the sale of loans increased $110,000 from the sale of approximately $37 million in the first quarter of 1997 as compared to $25 million in the first quarter of 1996. Net gains on trading securities decreased $153,000 as a result of not investing in trading securities in the first quarter of 1997.

OTHER EXPENSE

Other expense for the three months ended March 31, 1997 totaled $11,974,000, compared to $11,577,000, for the same period a year ago.

The increase in other expenses of $397,000 in the three month period ended March 31, 1997, compared to the same period a year ago, is principally due to increases in salaries and employees benefits of $808,000, partially offset by a reduction in professional fees of $243,000 and advertising and marketing expenses of $202,000. The reduction in professional fees is due to efficiencies gained in the 1996 mergers. The increase in salaries was the result of merit increases, the development of a trust function at CFX Bank, the additional staffing for two de novo branches, and the increase in staffing in the lending functions. The decrease in advertising and marketing is primarily due to timing of expenditures related to specific product initiatives. Beginning in the second quarter of 1997 a relationship account will be announced which is anticipated to increase these expenses to the 1996 levels.

INCOME TAXES

Income taxes for the three months ended March 31, 1997 was 29.22% of pretax income, compared to 29.62%, of pretax income for the same period a year ago.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
FINANCIAL CONDITION
===============================================================================

GENERAL

Over the past several years, the Company has actively acquired banks and leveraged the balance sheet. Both strategies have been undertaken to enhance shareholder value. In the first quarter of 1997, two additional acquisitions were announced and continued the leverage of shareholders' equity. Total assets increased $197 million during the first quarter to $1.7 billion at March 31, 1997. This increase was primarily comprised of securities of $132 million and loans and leases of $32 million.

INVESTMENT SECURITIES

The carrying value and estimated fair value of investment securities at March 31, 1997 and December 31, 1996, follows:

======================================================================================================================
                                                                       MARCH 31,                   December 31,
                                                                        1997                           1996
======================================================================================================================
                                                               AMORTIZED        FAIR         AMORTIZED       FAIR
(IN THOUSANDS)                                                    COST         VALUE           COST          VALUE
======================================================================================================================


Securities available for sale:
       Debt securities:
           United States Treasury and agency obligations        $ 176,249     $ 173,368       $ 129,426    $128,863
           State and municipal                                        439           432             439         441
           Corporate bonds                                          1,133         1,146           3,138       3,163
           Federal agency mortgage pass-through securities         68,758        66,817          76,068      75,153
           Other collateralized mortgage
              obligations (CMO's)                                 119,270       118,709          19,799      19,608
       Marketable equity securities                                 2,987         3,719           5,961       5,961
       Federal Home Loan Bank of Boston and Federal
           Reserve Bank of Boston stock                            15,232        15,232          12,135      12,135
                                                                ---------     ---------       ---------    --------
               TOTAL SECURITIES AVAILABLE FOR SALE              $ 384,068     $ 379,423       $ 246,965    $245,324
                                                                =========     =========       =========    ========

Securities held to maturity:
       Debt securities:
           United States Treasury and agency obligations        $   8,491     $   8,317       $   9,417    $  9,389
           State and municipal                                     13,568        13,517          13,986      14,083
           Federal agency mortgage pass-through securities          7,598         7,642           7,783       7,874
           Other collateralized mortgage
              obligations (CMO's)                                     994           994           1,184       1,185
           Other                                                      300           300             300         300
                                                                ---------     ---------       ---------    --------
               TOTAL SECURITIES HELD TO MATURITY                $  30,951     $  30,770       $  32,670    $ 32,831
                                                                =========     =========       =========    ========


As discussed in Note B-Acquisitions in the "Notes to Consolidated Financial Statements" section the Company signed a definitive agreement to acquire all of the outstanding capital stock of Portsmouth. At December 31, 1996, Portsmouth has a Tier 1 leverage capital ratio of 24.3%. A total of approximately $300 million in interest earning assets and interest bearing liabilities are anticipated to be added to the Company to leverage this higher capital base. The Company commenced the leverage program during the first quarter of 1997 by purchasing $118,539,000 in investment securities and $35,731,000 in mortgage loans. The purchase of the investment securities and loans were funded through additional advances from the Federal Home Loan Bank of Boston. See "Financial Condition - Deposits and Borrowed Funds" of this Management's Discussion and Analysis.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
FINANCIAL CONDITION - (CONT'D.)
===============================================================================

LOANS AND LEASES

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:

=============================================================================================================
                                                          MARCH 31,                     December 31,
=============================================================================================================
(DOLLARS IN THOUSANDS)                                       1997                           1996
=============================================================================================================
                                                                       % OF                          % of
                                                      AMOUNT        PORTFOLIO        Amount        Portfolio
=============================================================================================================
Real estate:
   Residential                                     $    745,987        64.83%     $  712,980        63.76%
   Construction                                           7,070          .61           8,101          .72
   Commercial                                           147,224        12.79         142,989        12.79
Commercial, financial, and agricultural                 117,211        10.19         120,380        10.77
Warehouse lines of credit to leasing companies            6,823          .59          18,393         1.64
Consumer lease financing                                 80,773         7.02          67,146         6.01
Other consumer                                           45,570         3.96          48,175         4.31
                                                   ------------    ---------      ----------       ------
Total loans and leases                                1,150,658       100.00%      1,118,164       100.00%
                                                                   =========                       ======
   Less allowance for loan and lease losses              15,661                       15,740
                                                   ------------                   ----------
     Net loans and leases                          $  1,134,997                   $1,102,424
                                                   ============                   ==========


The $32,494,000 increase in total loans and leases was primarily due to a $33,007,000 increase in residential real estate loans, and a $13,627,000 increase in indirect automobile leasing offset by a $11,570,000 decline in warehouse lines to leasing companies due to an end of quarter securitization. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease financing is generated through a lease program targeted towards automobile dealerships throughout New Hampshire and central Massachusetts. In addition, lending volumes remain strong in the warehouse lines of credit to leasing companies participating in CFX Funding's lease financing and securitization programs. CFX Funding services approximately $108 million in leases for others.

OTHER ASSETS

During 1996, the Company invested $30,000,000 in Bank-Owned Life Insurance
(BOLI) to help finance the cost of certain employee benefit plan expenses.

The BOLI investment is accomplished through the purchase of life insurance on the lives of certain employees through two insurance companies with a Standard & Poors rating of AA+ or better. The Company, not the employee or family, is the beneficiary of the insurance policies. The first source of income is from the growth of the cash surrender value (CSV) of the policy. The CSV increases each year as interest (rate is guaranteed each year and changes annually to reflect market rates) is added by the insurance company. The second source of income comes from the insurance proceeds paid to the bank when an employee dies. The payment of the insurance proceeds and the earnings from the cash value are income tax free (unless the policy is surrendered). The Company finances the cost of the premium payment with wholesale funding (i.e. Federal Home Loan Bank of Boston advances). While the earnings from the investment are recorded in other income as the CSV increases, the net interest margin is negatively impacted as a result of funding the investment with wholesale borrowings.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
DEPOSITS AND BORROWED FUNDS
===============================================================================

The following table shows the various components of deposits and borrowed funds at the dates indicated:

===========================================================================================================
                                                       MARCH 31,                     December 31,
===========================================================================================================
(DOLLARS IN THOUSANDS)                                   1997                           1996
===========================================================================================================
                                                                    % OF                            % of
                                                   AMOUNT           TOTAL          Amount          Total
===========================================================================================================

Deposits:
Noninterest bearing demand deposits             $    148,651        12.15%      $   136,875        11.83%
Regular savings deposits                             174,319        14.25           167,465        14.47
NOW & money market deposits                          260,483        21.29           268,022        23.16
Time deposits                                        526,118        43.00           515,085        44.51
                                                ------------      -------       -----------      -------
  Total retail deposits                            1,109,571        90.69         1,087,447        93.97
Brokered time deposits                               113,959         9.31            69,760         6.03
                                                ------------      -------       -----------      -------
Total deposits                                  $  1,223,530       100.00%      $ 1,157,207       100.00%
                                                ============      =======       ===========      =======

Borrowed Funds:

Advances from Federal Home Loan Bank
   of Boston                                    $    238,681        69.54%      $   175,081        72.21%
Other borrowed funds                                 104,535        30.46            67,374        27.79
                                                ------------      -------       -----------      -------
  Total borrowed funds                          $    343,216       100.00%      $   242,455       100.00%
                                                ============      =======       ===========      =======

The increase in deposits, advances from the Federal Home Loan Bank of Boston, and other borrowed funds funded asset growth over the past twelve months. Management customarily directs movement of funding between brokered deposits, advances from the Federal Home Loan Bank of Boston and repurchase agreements (included in other borrowed funds) in order to achieve a more favorable cost of funds.

===============================================================================
SHAREHOLDERS' EQUITY
===============================================================================

Shareholders' equity increased by $866,000 as of March 31, 1997 from $132,953,000 at December 31, 1996 to $133,819,000 at March 31, 1997. The
increase was due to $4,742,000 in net income, issuance of $647,000 in common stock under the stock option plan, issuance of $227,000 in common stock under the employee stock purchase plan offset by a $1,828,000 increase in net unrealized losses on securities available for sale, cost of shares acquired for treasury of $51,000, and declaration of $2,871,000 in cash dividends on common stock.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
RISK ELEMENTS
===============================================================================

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

The following table provides information with respect to the Company's nonperforming loans and assets at the dates indicated:


=======================================================================================================================
                                                            MARCH 31,                         December 31,
=======================================================================================================================
(DOLLARS IN THOUSANDS)                                        1997                                1996
=======================================================================================================================
                                                                       % OF                                  % of
                                                     AMOUNT            TOTAL            Amount               Total
=======================================================================================================================
Nonperforming loans:
  Real estate:
    Residential                                    $    5,318           60.41%           $    5,986            72.13%
    Commercial                                          2,410           27.38                 1,146            13.81
  Commercial, financial, and agricultural                 977           11.10                 1,021            12.30
  Consumer and other                                       98            1.10                   146             1.76
                                                   ----------          -------           ----------           ------
                                                        8,803          100.00%                8,299           100.00%
                                                   ----------          =======           ----------           ======
  Foreclosed real estate:
    Residential                                         1,101           60.96%                1,383            62.21%
    Construction                                          428           23.70                   428            19.25
    Commercial                                            287           15.89                   422            18.98
    Valuation allowance                                   (10)           (.55)                  (10)            (.44)
                                                   ----------          -------           ----------           ------
                                                        1,806          100.00%                2,223           100.00%
                                                   ----------          ======            ----------           ======


  Total nonperforming assets                        $  10,609                            $   10,522
                                                   ==========                            ==========

Nonperforming loans as a percent of total
 loans and leases                                                .77%                                 .74%
                                                               ======                               ======
Nonperforming assets as a percent of total
 loans and leases and foreclosed real
 estate                                                          .92%                                 .94%
                                                               ======                                ======

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
RISK ELEMENTS - (Cont'd.)
===============================================================================

The decrease in foreclosed real estate over the December 31, 1996 balance is reflective of the efforts to expedite the foreclosure sale process. Loans delinquent less than 90 days have decreased since year end to $24,118,000 at March 31, 1997 from $27,051,000 at December 31, 1996. The reduction is primarily noted in the residential real estate portfolio and is principally due to a more intensified collection process.

The following is a summary of information pertaining to impaired loans:

===========================================================================================================
                                                                        MARCH 31            December 31
===========================================================================================================
(DOLLARS IN THOUSANDS)                                                    1997                 1996
===========================================================================================================

Loans with a valuation allowance                                       $  2,176              $   2,816
Loans without a valuation allowance                                       3,100                  2,585
                                                                       --------              ---------
   Total impaired loans                                                $  5,276              $   5,401
                                                                       ========              =========
Valuation allowance allocated to impaired loans                        $    754              $     934
                                                                       ========              =========

===============================================================================
ALLOWANCE FOR LOAN AND LEASE LOSSES
===============================================================================

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

Changes in the allowance for loan and lease losses are as follows:

===============================================================================================================
THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)                               1997                    1996
===============================================================================================================
Balance at beginning of period                                         $  15,740                $  15,449
Provision for loan and lease losses                                          702                      905
Loans charged-off                                                         (1,021)                  (1,203)
Recoveries of loans previously charged-off                                   240                      171
                                                                       ---------                ---------
Balance at end of period                                               $  15,661                $  15,322
                                                                       =========                =========
Allowance for loan and lease losses
   as a percent of total loans and leases                                   1.36%                    1.62%
                                                                       =========                =========

Allowance for loan and lease losses as a
           percent of total nonperforming loans                           177.91%                  135.79%
                                                                       =========                =========
Net charge-offs/average loans and leases (1)                                 .27%                     .44%
                                                                       ---------                ---------

(1) Annualized

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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                                 MARCH 31, 1997

===============================================================================
ASSET/LIABILITY MANAGEMENT
===============================================================================

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

===============================================================================
LIQUIDITY
===============================================================================

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities and regular cash flows from loan and securities portfolios are the primary sources of asset liquidity. At March 31, 1997, interest bearing deposits with other banks totaled $4,628,000 and trading and available for sale securities totaled $379,423,000.

Because two of the Company's subsidiaries, CFX Bank and Orange Savings Bank, maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs. The holding company also maintains liquid assets totaling $8,922,000 as of March 31, 1997, comprised of $3,961,000 in cash and due from banks and interest bearing deposits with bank subsidiaries and notes receivable from bank subsidiaries of $4,961,000.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 MARCH 31, 1997

===============================================================================
LIQUIDITY (CON'T)
===============================================================================

Due to the relatively large investment portfolios and the high proportion of core deposit funding at both banks acquired in 1996, liquidity levels at the Company have increased from their previous levels. The Company maintains liquidity levels in accordance with conservative guidelines established by each subsidiary bank's board of directors and the Company's board of directors.

===============================================================================
CAPITAL RESOURCES
===============================================================================

Federal regulation requires the Company to maintain minimum capital standards. Tier 1 capital is composed primarily of common stock, retained earnings and perpetual preferred stock in limited amounts less certain intangibles. In addition, the Company and its subsidiary banks are required to satisfy certain capital adequacy guidelines relating to the risk nature of an institution's assets. These guidelines, established by the Federal Reserve Board and the FDIC are applicable to bank holding companies and state chartered non-member banks, respectively. Banks and bank holding companies are also required to have total capital (composed of Tier 1 plus "supplemental" or Tier 2 capital, the latter being composed primarily of allowances for loan and lease losses, perpetual preferred stock in excess of the amount included in Tier 1 capital, and certain "hybrid capital instruments" including mandatory convertible debt).

As of March 31, 1997, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements.

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its banking subsidiaries at March 31, 1997:

====================================================================================================
                                                                 REQUIRED
                                                                 MINIMUM                 ACTUAL
====================================================================================================

               Total capital to risk-weighted assets:

                     Consolidated                                  8.0%                   14.2%
                     CFX Bank                                      8.0                    11.8
                     Safety Fund                                   8.0                    13.7
                     Orange                                        8.0                    21.2

               Tier 1 capital to risk-weighted assets:

                     Consolidated                                  4.0                    13.0
                     CFX Bank                                      4.0                    10.7
                     Safety Fund                                   4.0                    12.4
                     Orange                                        4.0                    19.9

               Tier 1 capital to average assets:

                     Consolidated                                  4.0                     7.9
                     CFX Bank                                      4.0                     6.8
                     Safety Fund                                   4.0                     6.8
                     Orange                                        4.0                    11.3

                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 MARCH 31, 1997


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

         Not Applicable

ITEM 5 - OTHER INFORMATION

         Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                Exhibit
                Number                       Description
                ------                       -----------

                 27                 Financial Data Schedule


         (b)  REPORTS ON FORM 8-K

              On February 21, 1997, a Form 8-K was filed announcing the Company entered into a definitive agreement for the acquisition of Portsmouth Bank Shares, Inc., headquartered in Portsmouth, New Hampshire.

                        CFX CORPORATION AND SUBSIDIARIES
                                 MARCH 31, 1997


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CFX CORPORATION


May 15, 1997                    /s/  Gregg R. Tewksbury
                                -------------------------------
                                Gregg R. Tewksbury
                                Authorized Officer
                                Chief Financial Officer