Form 10-Q
period 1997-06-30
CFX CORP
filed 1997-08-14
CIK 800042

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 1997

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

         YES           X                                 NO
                    ------                                     -----



As of July 31, 1997, 13,157,620 shares of the registrant's common stock were outstanding.


================================================================================

                       CFX CORPORATION AND SUBSIDIARIES



                                    INDEX





PART I        FINANCIAL INFORMATION                                                             PAGE
              ---------------------                                                             ----
  Item 1      Financial Statements:

                Consolidated Balance Sheets -- June 30, 1997
                  and December 31, 1996............................................................1

                Consolidated Statements of Income --
                  Three months ended June 30, 1997 and 1996;
                  Six months ended June 30, 1997 and 1996..........................................2

                Consolidated Statement of Shareholders' Equity --
                  Six months ended June 30, 1997...................................................3

                Consolidated Statements of Cash Flows --
                  Six months ended June 30, 1997 and 1996..........................................4

                Notes to Consolidated Financial Statements --
                  June 30, 1997....................................................................5

  Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................7

PART II       OTHER INFORMATION
              -----------------

  Item 1      Legal Proceedings...................................................................20

  Item 2      Changes in Securities...............................................................20

  Item 3      Defaults upon Senior Securities.....................................................20

  Item 4      Submission of Matters to a Vote of Security Holders.................................20

  Item 5      Other Information...................................................................21

  Item 6      Exhibits and Reports on Form 8-K....................................................21

              SIGNATURES..........................................................................22
              ----------

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

==========================================================================================================================
                                                                                      JUNE 30,               DECEMBER 31,
==========================================================================================================================
(DOLLARS IN THOUSANDS)                                                                  1997                     1996
==========================================================================================================================
ASSETS
   Cash and due from banks                                                           $    58,846              $    50,404
   Federal funds sold                                                                     10,000                        -
                                                                                     -----------              -----------
                       CASH AND CASH EQUIVALENTS                                          68,846                   50,404
   Interest bearing deposits with other banks                                                211                      197
   Securities available for sale                                                         364,360                  245,324
   Securities held to maturity                                                            30,247                   32,670
   Mortgage loans held for sale                                                           14,089                   15,212
   Loans and leases                                                                    1,286,669                1,118,164
     Less allowance for loan and lease losses                                             16,042                   15,740
                                                                                     -----------              -----------
                       NET LOANS AND LEASES                                            1,270,627                1,102,424
   Premises and equipment                                                                 28,553                   27,386
   Mortgage servicing rights                                                               5,937                    5,313
   Goodwill and deposit base intangibles                                                   8,925                    9,235
   Foreclosed assets                                                                       5,631                    2,223
   Bank-owned life insurance                                                              32,120                   30,975
   Other assets                                                                           29,484                   25,729
                                                                                     -----------              -----------
                                                                                     $ 1,859,030              $ 1,547,092
                                                                                     ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits:
     Interest bearing                                                                $ 1,099,236              $ 1,020,332
     Noninterest bearing                                                                 159,124                  136,875
                                                                                     -----------              -----------
                       TOTAL DEPOSITS                                                  1,258,360                1,157,207
   Short-term borrowed funds                                                             117,919                   67,374
   Advances from Federal Home Loan Bank of Boston                                        326,754                  175,081
   Other liabilities                                                                      17,672                   14,477
                                                                                     -----------              -----------
                       TOTAL LIABILITIES                                               1,720,705                1,414,139
                                                                                     -----------              -----------

SHAREHOLDERS' EQUITY
   Preferred stock, par value $1.00 per share-authorized
     4,000,000 shares, no shares outstanding in 1997 or 1996                                   -                        -
   Common stock, par value $.66 (2/3) per share-authorized
     22,500,000 shares, issued 13,181,500 shares at June 30,
     1997 and 13,008,787 shares at December 31, 1996                                       8,788                    8,672
   Paid-in capital                                                                        99,269                   97,406
   Retained earnings                                                                      32,023                   28,223
   Net unrealized losses on securities available for sale, after
     tax effects                                                                          (1,164)                    (929)
   Cost of 37,877 shares at June 30, 1997 and 28,055 shares at
     December 31, 1996 of common stock in treasury                                          (591)                    (419)
                                                                                     -----------              -----------
                       TOTAL SHAREHOLDERS' EQUITY                                        138,325                  132,953
                                                                                     -----------              -----------
                                                                                     $ 1,859,030              $ 1,547,092
                                                                                     ===========              ===========
Number of common shares outstanding                                                       13,144                   12,981
                                                                                     ===========              ===========
Common shareholders' equity per share                                                $     10.52              $     10.24
                                                                                     ===========              ===========



See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


=================================================================================================================
                                                             THREE MONTHS                  SIX MONTHS
                                                                 ENDED                        ENDED
                                                               JUNE 30,                      JUNE 30,
=================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                     1997          1996           1997             1996
=================================================================================================================
Interest and dividend income:
   Interest on loans and leases                         $ 25,593      $ 21,652       $ 49,992        $ 42,427
   Interest on investment securities:
      Taxable                                              6,312         4,660         11,108           9,083
      Tax-exempt                                             172           228            330             449
                                                        --------      --------       --------        --------
                                                           6,484         4,888         11,438           9,532
   Dividends on marketable equity securities                  48            83            107             166
   Other                                                     138           269            229             507
                                                        --------      --------       --------        --------
         TOTAL INTEREST AND DIVIDEND INCOME               32,263        26,892         61,766          52,632
                                                        --------      --------       --------        --------
Interest expense:
   Interest on deposits                                   11,582         9,929         22,159          20,008
   Interest on borrowings:
      Short-term                                           3,250         2,639          7,066           4,596
      Long-term                                            1,651             5          1,757               8
                                                        --------      --------       --------        --------
         TOTAL INTEREST EXPENSE                           16,483        12,573         30,982          24,612
                                                        --------      --------       --------        --------
         NET INTEREST AND DIVIDEND INCOME                 15,780        14,319         30,784          28,020
Provision for loan and lease losses                          702           750          1,404           1,655
                                                        --------      --------       --------        --------
         NET INTEREST AND DIVIDEND INCOME AFTER
             PROVISION FOR LOAN AND LEASE LOSSES          15,078        13,569         29,380          26,365
                                                        --------      --------       --------        --------
Other income:
   Service charges on deposit accounts                       952         1,007          1,932           1,976
   Mortgage banking activities                             1,231           680          2,186           1,518
   Net gains on trading securities                             -             -              -             153
   Net gains on investment securities                        133           146            127             203
   Leasing activities                                        392           659          1,167           1,361
   Bank-owned life insurance                                 444           242            845             242
   Trust fees                                                650           606          1,267           1,165
   Other                                                     404           652          1,054           1,206
                                                        --------      --------       --------        --------
                                                           4,206         3,992          8,578           7,824
                                                        --------      --------       --------        --------
Other expense:
   Salaries and employee benefits                          6,858         5,897         13,419          11,650
   Occupancy and equipment expense                         2,151         1,600          4,086           3,349
   Professional fees                                         346           489            722           1,108
   Advertising and marketing expense                         460           471            775             988
   Operation of foreclosed assets                             86            62            131             153
   Goodwill and deposit base intangible amortization         155           168            310             335
   Other                                                   2,741         2,763          5,328           5,444
                                                        --------      --------       --------        --------
                                                          12,797        11,450         24,771          23,027
                                                        --------      --------       --------        --------
         INCOME BEFORE INCOME TAXES                        6,487         6,111         13,187          11,162
Income taxes                                               1,680         2,098          3,638           3,594
                                                        --------      --------       --------        --------
         NET INCOME AVAILABLE TO COMMON STOCK           $  4,807      $  4,013       $  9,549        $  7,568
                                                        ========      ========       ========        ========

Weighted average common shares outstanding                13,102        12,945         13,058          12,726
                                                        ========      ========       ========        ========
Earnings per common share                               $    .37      $    .31       $    .73        $    .59
                                                        ========      ========       ========        ========
Dividends declared per common share                     $    .22      $      -       $    .44        $    .17
                                                        ========      ========       ========        ========



See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)




====================================================================================================================================
                                                                                          NET
                                                                                       UNREALIZED
                                                                                         LOSSES
                                           COMMON STOCK                               ON SECURITIES  TREASURY STOCK
                                        ------------------     PAID-IN     RETAINED    AVAILABLE    ----------------
(IN THOUSANDS)                          SHARES     DOLLARS      CAPITAL    EARNINGS    FOR SALE      SHARES  DOLLARS       TOTAL
====================================================================================================================================
BALANCE AT DECEMBER 31, 1996             13,009     $ 8,672   $ 97,406     $ 28,223      $ (929)     (28)     $ (419)    $ 132,953

 Net income                                   -           -          -        9,549           -        -           -         9,549

 Common cash dividends
   declared - $.44 per share                  -           -          -       (5,749)          -        -           -        (5,749)

 Issuance of common stock
   under stock option plan
   and related tax effects                  156         104      1,648            -           -        -           -         1,752

 Issuance of common stock under
   employee stock purchase plan              17          12        215            -           -        -           -           227

 Change in net unrealized gains
   (losses) on securities available
   for sale                                   -           -          -            -        (235)       -           -          (235)

 Cost of shares acquired for treasury         -           -          -            -           -      (10)       (172)         (172)
                                       --------    --------   --------     --------    --------  -------    --------     ---------

BALANCE AT JUNE 30, 1997                 13,182     $ 8,788   $ 99,269     $ 32,023    $ (1,164)     (38)   $   (591)    $ 138,325
                                       ========     =======   ========     ========    ========  =======    ========     =========





See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

======================================================================================================================
SIX MONTHS ENDED                                                                                   JUNE 30,
======================================================================================================================
(IN THOUSANDS)                                                                              1997                1996
======================================================================================================================
OPERATING ACTIVITIES
   Net income                                                                            $  9,549           $  7,568
   Adjustments to reconcile net income to net
      provided (cash) used by operating activities:
         Depreciation and amortization                                                      2,190              2,644
         Amortization of deferred credit on leasehold residual                               (583)              (706)
         Provision for loan and lease losses                                                1,404              1,655
         Loans originated and acquired for sale                                           (70,789)           (55,536)
         Principal balance of loans sold                                                   71,912             49,058
         Net gain on sale of portfolio loans                                                 (560)                 -
         Net gain on sale of foreclosed real estate                                            72                 15
         Net gain on investment securities                                                   (127)              (356)
         Net deferred income tax provision                                                  2,912              1,870
         Increase in cash surrender value of bank-owned life insurance                       (845)              (242)
         Other                                                                             (3,128)            (2,179)
                                                                                        ---------          ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                      12,008              3,791
                                                                                        ---------          ---------
INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale                                   121,126             12,904
   Proceeds from maturities of securities available for sale                               52,804             28,519
   Purchase of securities available for sale                                             (293,635)           (49,533)
   Proceeds from maturities of securities held to maturity                                  4,140             20,855
   Purchase of securities held to maturity                                                 (1,580)           (40,833)
   Proceeds from the sale of, or payments on, foreclosed real estate                        1,219                429
   Proceeds from sale of portfolio loans                                                   21,542                  -
   Net decrease in interest bearing deposits with other banks                                 (14)            (9,045)
   Net increase in loans and leases                                                      (195,240)           (78,551)
   Purchases of bank-owned life insurance                                                    (300)           (20,000)
   Purchases of premises and equipment                                                     (3,271)            (1,728)
                                                                                        ---------          ----------
            NET CASH USED BY INVESTING ACTIVITIES                                        (293,208)          (136,983)
                                                                                        ---------          ---------
FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits and savings accounts            19,924             12,246
   Net increase in time certificates of deposit                                            81,229             53,815
   Net increase (decrease) in short-term borrowings                                        50,545             61,534
   Proceeds from FHLBB advances with maturities in excess of three months                 382,080                226
   Payment of FHLBB advances with maturities in excess of three months or less           (147,000)                (1)
   Net increase (decrease) FHLBB advances with maturities of three months or less         (83,407)            16,375
   Common cash dividends paid                                                              (5,536)            (4,580)
   Proceeds from issuance of common stock                                                   1,979                535
   Payments on fractional shares                                                                -                (26)
   Acquisition of treasury shares                                                            (172)                 -
                                                                                        ---------          ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIE                                      299,642            140,124
                                                                                        ---------          ---------
            INCREASE IN CASH AND CASH EQUIVALENTS                                          18,442              6,932
Cash and cash equivalents at beginning of period                                           50,404             46,893
                                                                                        ---------          ---------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  68,846          $  53,825
                                                                                        =========          =========

SUPPLEMENTARY INFORMATION:
   Interest paid on deposit accounts                                                    $  20,930          $  19,108
   Interest paid on borrowed funds                                                          7,961              4,495
   Income taxes paid (refunded), net                                                        1,741              1,186
   Transfers from securities held to maturity to securities available for sale                 15                  -
   Transfers from loans to foreclosed real estate                                           4,699              1,743

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         Part I - Financial Information
                         Item 1 - Financial Statements
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1997

================================================================================
NOTE A-BASIS OF PRESENTATION
================================================================================

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (CFX or the Company) annual report on Form 10-K for the year ended December 31, 1996.

================================================================================
NOTE B-ACQUISITIONS
================================================================================

On February 13, 1997, the Company signed a definitive agreement to acquire all of the outstanding common stock of Portsmouth Bank Shares, Inc. (Portsmouth), a New Hampshire bank holding company, headquartered in Portsmouth, N.H.

Pursuant to the definitive agreement each of Portsmouth's outstanding shares of common stock will be converted into .9314 shares of the Company's common stock. In the event that the average price of the Company's common stock for the ten trading days immediately before the Company receives the last regulatory approval required for the transaction is below $15.70, the exchange ratio becomes 1.0294 shares and the exchange ratio floats between .9314 and 1.0294 shares if the average price of the Company's common stock is between $17.375 and $15.70. The exchange ratio will be .9314 shares of CFX Common stock for each Portsmouth share if the average CFX Stock price exceeds $17.376. Portsmouth has the right to terminate the agreement if the average price of the Company's common stock is below $14.20 per share unless the Company agrees to increase the exchange ratio.

At June 30, 1997, Portsmouth had unaudited total assets of $259 million, deposits of $190 million and stockholders' equity of $67 million. Portsmouth's bank subsidiary, Portsmouth Savings Bank, operates 3 full service offices in Portsmouth, North Hampton and Greenland, New Hampshire.

On March 24, 1997, the Company entered into a definitive agreement to acquire all of the outstanding common stock of Community Bankshares, Inc. (Community), a New Hampshire bank holding company, headquartered in Concord, New Hampshire. Pursuant to the definitive agreement, each outstanding share of Community common stock will be converted into 2.2 shares of CFX common stock. If the average price of CFX common stock for the fifteen days preceding the closing date is between $18.18 and $20.00, the exchange ratio floats between 2.2 and
2.0 shares. The exchange ratio will be 2.0 shares of CFX common stock for each Community share if the average CFX stock price exceeds $20.00. Community may terminate the agreement if the average price of CFX common stock is below $13.50 per share unless CFX agrees to increase the exchange ratio.

At June 30, 1997, Community had unaudited total assets of $616 million, deposits of $429 million and shareholders' equity of $43 million. Community's bank subsidiaries, Concord Savings Bank, headquartered in Concord, New Hampshire, and Centerpoint Bank, headquartered in Bedford, New Hampshire, collectively operate 12 branches located in Merrimack, Hillsborough, Belknap and Rockingham Counties.

Both proposed transactions are expected to be tax free to the owners of Portsmouth and Community and are subject to regulatory approval and the approval of the Company's, Portsmouth's and Community's shareholders. It is anticipated that the transactions will be accounted for by the pooling-of-interests method of accounting.

Shareholders of CFX approved the transactions at their annual meeting held on July 30, 1997. Community shareholder approval was received at a special meeting also held on July 30, 1997. In addition, Portsmouth shareholder approval was received at their special meeting held on July 31, 1997. The final exchange ratios for the Portsmouth and Community transactions are expected to be determined in August under the terms of the respective agreements. With the exception of the Massachusetts Board of Bank Incorporation, all regulatory approvals have been received.

The following unaudited pro forma combined condensed financial statements give effect to the acquisitions under the pooling-of-interests method of accounting, but do not reflect anticipated expenses and nonrecurring charges or estimated expense savings and revenue enhancements anticipated to result from the acquisitions.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

================================================================================
NOTE B-ACQUISITIONS - (Cont'd.)
================================================================================

The unaudited pro forma combined financial data is not necessarily indicative of the financial position and results of future operations of the combined entity or the actual financial position and results of operations that would have been achieved had the acquisitions been consummated at the date indicated.

PRO FORMA COMBINED CONDENSED BALANCE SHEETS
====================================================================================================================================
JUNE 30, 1997                                                                                      PRO FORMA          PRO FORMA
(IN THOUSANDS, EXCEPT PER SHARE DATA)                CFX         PORTSMOUTH        COMMUNITY      ADJUSTMENT             CFX
====================================================================================================================================
  ASSETS
     Investment securities                       $   394,607     $   116,503       $      231                        $   664,341
     Net loans and leases                          1,270,627          89,362          412,299                          1,772,288
         Other assets                                193,796          53,588           50,344    $   (10,000)(1)         287,728
                                                 -----------     -----------       ----------    -----------          ----------
         TOTAL ASSETS                            $ 1,859,030     $   259,453       $  615,874    $   (10,000)         $2,724,357
                                                 ===========     ===========       ==========    ===========          ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY
         Deposits                                $ 1,258,360     $   189,869       $  428,560                         $1,876,789
         Borrowed funds                              444,673               -          138,875    $   (10,000)(1)         573,548
         Other liabilities                            17,672           2,293            5,346                             25,311
                                                 -----------     -----------       ----------    -----------          ----------
         TOTAL LIABILITIES                         1,720,705         192,162          572,781        (10,000)          2,475,698
                                                 -----------     -----------       ----------                         ----------

     SHAREHOLDERS' EQUITY                            138,325          67,291           43,043                            248,659
                                                 -----------     -----------       ----------    -----------          ----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $ 1,859,030     $   259,453      $   615,874    $   (10,000)         $2,724,357
                                                 ===========     ===========      ===========    ===========          ==========
     Common shares outstanding                        13,144                                          10,716(2)           23,860
                                                 ===========                                     ===========          ==========
     Pro forma common shareholders'
         equity per share                        $     10.52                                                          $    10.42
                                                 ===========                                                          ==========

PRO FORM COMBINED CONDENSED INCOME STATEMENTS
====================================================================================================================================
                                                                                                   PRO FORMA          PRO FORMA
(IN THOUSANDS, EXCEPT PER SHARE DATA)                CFX         PORTSMOUTH        COMMUNITY      ADJUSTMENT             CFX
====================================================================================================================================
FOR THE THREE MONTHS ENDED JUNE 30, 1997
     Net interest and dividend income              $  15,780       $   2,600        $   6,005                         $   24,385
     Provision for loan and lease losses                 702               -              318                              1,020
     Other income                                      4,206             267            1,288                              5,761
     Other expense                                    12,797             815            4,541                             18,153
     Income taxes                                      1,680             524              910                              3,114
                                                   ---------       ---------        ---------                          ---------
         NET INCOME                                $   4,807       $   1,528        $   1,524                          $   7,859
                                                   =========       =========        =========                          =========
     Weighted average common shares
        outstanding                                   13,102                                        10,806(2)             23,908
                                                   =========                                     =========             =========
     Earnings per common share                     $     .37                                                           $     .33
                                                   =========                                                           =========
FOR THE SIX MONTHS ENDED JUNE 30, 1996
     Net interest and dividend income              $  30,784       $   5,185        $  11,718                          $  47,687
     Provision for loan and lease losses               1,404               -              558                              1,962
     Other income                                      8,578             509            2,586                             11,673
     Other expense                                    24,771           1,703            9,211                             35,685
     Income taxes                                      3,638             955            1,688                              6,281
                                                   ---------       ---------        ---------                          ---------
         NET INCOME                                $   9,549       $   3,036        $   2,847                          $  15,432
                                                   =========       =========        =========                          =========
     Weighted average common shares
        outstanding                                   13,058                                        10,724(2)             23,782
                                                   =========                                     =========             =========
     Earnings per common share                     $     .73                                                           $     .65
                                                   =========                                                           =========

     (1) Pro forma adjustment is for Federal Funds sold to Community by CFX.

     (2) The pro forma financial statements reflect the exchange of Portsmouth Common Stock for CFX Common Stock in connection with the Portsmouth acquisition at a Portsmouth Exchange Ratio of .9314 and reflect the exchange of Community Common Stock for CFX Common Stock at a Community Exchange Ratio of 2.0951, based on the average CFX Stock price for the period preceding July 31, 1997. The actual Exchange Ratios will depend on the CFX prices at or around the actual merger date, anticipated during the third quarter of 1997.

                       CFX CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
     Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                                June 30, 1997


================================================================================
GENERAL
================================================================================

All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 1996. All references in this discussion to the financial condition and results of operations are to the consolidated position of the Company and its subsidiaries taken as a whole.

CFX Corporation is a multi-bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank, headquartered in Orange, Massachusetts, and Safety Fund National Bank, headquartered in Fitchburg, Massachusetts.

The results of operations for the Company depend primarily on its net interest and dividend income, which is the difference between (i) interest and dividend income on earning assets, primarily loans, leases, trading and investment securities, and (ii) interest expense on interest bearing liabilities, which consist of deposits and borrowings. The Company's results of operations are also affected by the provision for loan and lease losses, resulting from the Company's assessment of the adequacy of the allowance for loan and lease losses, the level of its other operating income, expenses, and income tax expense.

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

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve Board, continued customer disintermediation, customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, and the ability of the Company to realize the benefits of its' integration plans associated with acquisitions.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

NET INCOME AND EARNINGS PER COMMON SHARE

Net income was $4,807,000 and $9,549,000, or $.37 and $.73 per share, for the three and six months ended June 30, 1997, respectively, compared to $4,013,000 and $7,568,000, or $.31 and $.59 per share, for the corresponding periods a year ago. Return on average assets was 1.10% and 1.14% for the three and six months ended June 30, 1997, respectively, compared to 1.10% and 1.07% for the corresponding periods a year ago. For the three and six months ended June 30, 1997, return on average common equity was 13.99% and 14.07%, respectively, compared to 12.37% and 11.48% for the corresponding periods a year ago.

The increase in net income was primarily due to increased net revenues (net interest and dividend income and other income). Net revenues were $19,986,000 and $39,362,000 for the three and six months ended June 30, 1997, respectively, compared to $18,311,000 and $35,844,000 for the corresponding periods a year ago, an increase of 9.15% and 9.81% for the three and six months ended June 30, 1997, respectively. The stronger net revenues were the result of a $221 million, or 16.7%, increase in average interest earning assets during the six months ended June 30, 1997, compared to the same period in 1996 and continued focus on noninterest income. However, a portion of the increase in net revenues was offset by an increase in certain operating expenses. The increase interest earning assets was due to a planned balance sheet leverage strategy designed as a result of the pending acquisition of

                       CFX CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                JUNE 30, 1997


================================================================================
RESULTS OF OPERATIONS - GENERAL
================================================================================

Portsmouth Bank Shares, Inc. which has high capital ratios. When the Portsmouth acquisition is consummated, it is expected that the capital ratios, on a combined basis, will approximate the capital ratios of the Company prior to the acquisition and leverage strategy.

NET INTEREST AND DIVIDEND INCOME

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's tax-exempt loans and leases and investments in state and municipal securities and to present data on a comparative basis, the income from, and yields on, these loans and leases and securities have been restated to a taxable-equivalent basis using a 34.00% and 38.62% tax rate, respectively. The taxable-equivalent income adjustments for loans and leases are $85,000 and $160,000 for the three and six months ended June 30, 1997, respectively, compared to $94,000 and $174,000 for the corresponding periods a year ago. The taxable-equivalent income adjustments for investment securities are $107,000 and $207,000 for the three and six months ended June 30, 1997, respectively, compared to $144,000 and $282,000 for the corresponding periods a year ago. These adjustments, however, are for comparison purposes only and have no impact on reported net income available to common stock.


==================================================================================================================================
THREE MONTHS ENDED JUNE 30,                                  1997                                          1996
==================================================================================================================================
                                                           INTEREST                                       INTEREST
                                             AVERAGE        INCOME/           YIELD/     AVERAGE          INCOME/            YIELD/
(DOLLARS IN THOUSANDS)                       BALANCE        EXPENSE            RATE      BALANCE          EXPENSE             RATE
==================================================================================================================================
ASSETS

   Interest and dividend earning assets:
     Loans and leases                      $1,208,681     $   25,430          8.44%    $   989,182      $   21,468           8.73%
     Tax-exempt loan and leases                 9,163            248         10.86           9,150             278          12.22
     Taxable securities                       361,823          6,361          7.05         304,686           4,742           6.26
     Tax-exempt securities                     14,793            279          7.56          20,291             372           7.37
     Other                                      8,799            138          6.29          21,588             270           5.03
                                           ----------     ----------                   -----------      ----------

   Total interest earning assets            1,603,259         32,456          8.12       1,344,897          27,130           8.11
                                                          ----------                                    ----------
   Noninterest earning assets                 146,852                                      116,201
                                           ----------                                   ----------
     Total                                 $1,750,111                                   $1,461,098
                                           ==========                                   ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Interest bearing liabilities:
     Savings deposits                        $431,713          2,410          2.24     $   451,093           2,622           2.34
     Time deposits                            654,882          9,173          5.62         529,160           7,307           5.55
     Advances from Federal Home Loan
        Bank of Boston                        255,000          3,756          5.91         118,593           1,650           5.60
     Other borrowed funds                      88,672          1,145          5.18          83,302             994           4.80
                                           ----------     ----------                   -----------      ----------
   Total interest bearing liabilities       1,430,267         16,484          4.62       1,182,148          12,573           4.28
                                                          ----------                                    ----------

   Noninterest bearing liabilities:

     Demand deposits                          148,440                                      131,035
     Other                                     33,633                                       17,463
     Shareholders' equity                     137,771                                      130,452
                                           ----------                                   ----------

     Total                                 $1,750,111                                   $1,461,098
                                           ==========                                   ==========

   Net interest and dividend income        $   15,972                                                   $   14,557
                                           ==========                                                   ==========

   Interest rate spread                                                       3.50%                                          3.83%
   Net interest margin                                                        4.00%                                          4.35%

                       CFX CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION
     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS-CONT'D.
                                JUNE 30, 1997


================================================================================
RESULTS OF OPERATION - GENERAL - (Cont'd.)
================================================================================

==================================================================================================================================
SIX MONTHS ENDED JUNE 30,                                 1997                                          1996
==================================================================================================================================
                                                          INTEREST                                      INTEREST
                                           AVERAGE        INCOME/           YIELD/     AVERAGE          INCOME/            YIELD/
(DOLLARS IN THOUSANDS)                     BALANCE        EXPENSE            RATE      BALANCE          EXPENSE             RATE
==================================================================================================================================
ASSETS

  Interest and dividend earning assets:
    Loans and leases                   $1,182,789     $   49,682           8.47%   $   964,293      $   42,089            8.78%
    Tax-exempt loans and leases             9,197            470          10.31          8,654             512           11.90
    Taxable securities                    330,106         11,216           6.85        306,992           9,249            6.06
    Tax-exempt securities                  14,422            537           7.51         20,049             731            7.33
    Other                                   6,081            229           7.59         21,308             508            4.79
                                       ----------     ----------                    ----------      ----------

  Total interest earning assets         1,542,595         62,134           8.12      1,321,296          53,089            8.08
                                                      ----------                                    ----------
  Noninterest earning assets              139,835                                      106,358
                                       ----------                                   ----------
    Total                              $1,682,430                                   $1,427,654
                                       ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Interest bearing liabilities:
    Savings deposits                     $432,125          4,823           2.25     $  450,641           5,275            2.35
    Time deposits                         624,100         17,337           5.60        528,825          14,733            5.60
    Advances from Federal Home Loan
      Bank of Boston                      226,875          6,501           5.78        105,900           3,032            5.76
    Other borrowed funds                   91,962          2,322           5.09         67,143           1,572            4.71
                                       ----------     ----------                    ----------      ----------

  Total interest bearing liabilities    1,375,062         30,983           4.54      1,152,509          24,612            4.29
                                                      ----------                                    ----------
  Noninterest bearing liabilities:

    Demand deposits                       142,565                                      126,489
    Other                                  27,933                                       16,127
    Shareholders' equity                  136,870                                      132,529
                                       ----------                                   ----------

    Total                              $1,682,430                                   $1,427,654
                                       ==========                                   ==========

  Net interest and dividend income                    $   31,151                                    $   28,477
                                                      ==========                                    ==========

  Interest rate spread                                                     3.58%                                          3.79%
  Net interest margin                                                      4.07%                                          4.33%

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

===============================================================================
RESULTS OF OPERATIONS - GENERAL - (cont'd.)
===============================================================================

The following table presents changes in interest and dividend income, interest expense, and net interest income which are attributable to changes in the average amounts of interest earning assets and interest bearing liabilities and/or changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.

========================================================================================================================
                                                  FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                               JUNE 30,
                                                       1997 VS. 1996                          1997 VS. 1996
                                                  INCREASE (DECREASE) DUE TO          INCREASE (DECREASE) DUE TO
========================================================================================================================
(IN THOUSANDS)                              VOLUME         RATE        NET        VOLUME         RATE           NET
========================================================================================================================
Interest and dividends earned on:

   Loans and leases                         $ 8,437       $(4,475)    $ 3,962     $11,742       $(4,149)       $ 7,593
   Tax-exempt loans and leases                    3           (33)        (30)         75          (117)           (42)
   Taxable securities                           968           651       1,619         720         1,247          1,967
   Tax-exempt securities                       (156)           63         (93)       (245)           51           (194)
   Other                                       (475)          343        (132)       (810)          531           (279)
                                            -------       -------     -------     -------       -------        -------
   Total interest and
     dividend income                          8,777        (3,451)      5,326      11,482        (2,437)         9,045
                                            -------       -------     -------     -------       -------        -------

Interest paid on:

   Savings deposits                            (106)         (106)       (212)       (222)         (230)          (452)
   Time deposits                              1,772            94       1,866       2,604             -          2,604
   Advances from Federal Home
     Loan Bank of Boston                      2,009            97       2,106       3,459            10          3,469
   Other borrowed funds                          68            83         151         616           134            750
                                            -------       -------     -------     -------       -------        -------
   Total interest expense                     3,743           168       3,911       6,457           (86)         6,371
                                            -------       -------     -------     -------       -------        -------

   Change in net interest
     and dividend income                    $ 5,034       $(3,619)    $ 1,415     $ 5,025       $(2,351)       $ 2,674
                                            =======       =======     =======     =======       =======        =======

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (cont'd.)
================================================================================

Taxable-equivalent net interest and dividend income was $15,972,000 and $31,151,000, respectively, for the three and six months ended June 30, 1997, compared to $14,557,000 and $28,477,000 for the same periods a year ago. The increase in net interest and dividend income in the 1997 period was principally due to higher average interest earning assets and higher demand deposits. The increase in average interest earning assets resulted principally from growth in loans and leases (see "Financial Condition - Loans and Lease" section of this "Management's Discussion and Analysis"), as loan and lease demand increased in the current economic environment.

Although net interest and dividend income has increased during the 1997 periods compared to the respective 1996 periods, the net interest margin has declined. This is highlighted in the previous table which indicates that increased margin dollars have resulted from volume which is partially offset by decreases in rates. The Company's net interest margin of 4.00% for the three months ended June 30, 1997 decreased from 4.35% for the corresponding period a year ago. The net interest margin for the six months ended June 30, 1997 was 4.07%, compared to 4.33% for the corresponding period a year ago. The decreases in net interest margins were partially due to the increase in average earning assets being funded with higher cost liabilities (predominantly FHLBB borrowings, repurchase agreements and brokered certificates of deposits) and due to the Company's investment in Bank-Owned Life Insurance ("BOLI") which totaled $32 million at June 30, 1997. The increase in average interest-earning assets was primarily the result of a leverage strategy invoked to utilize excess capital being acquired with the Portsmouth merger. These assets are being funded with wholesale borrowings creating a reduction in the net interest margin (see "Financial Condition - Investment Securities" section of this "Management's Discussion and Analysis"). The investment in BOLI, which occurred in the second and third quarters of 1996, had a negative impact on the net interest margin of 11 basis points for the three months ended June 30, 1997, and 12 basis points for the six months ended June 30, 1997. BOLI generates non-interest income for the Company, tax free, as the cash surrender value of the policies increase. However, these insurance policies are funded with wholesale borrowings, which decrease the Company's net interest margin. On a fully tax-equivalent basis, the BOLI investments are yielding approximately 10%. (For more information on BOLI, see "Financial Condition - Other Assets" section of this "Management's Discussion and Analysis".) The current leverage strategies are designed to optimize the use of capital and enhance earnings and the return on equity. As traditional retail opportunities become available it's the Company's intent that, the leveraged assets, or wholesale assets, will be redeployed into higher yielding investments and wholesale funding will be replaced with core deposits.

Volatile interest rates can have a material impact on the performance of financial institutions. Since late 1993 interest rates have alternated between periods of significant increase and rapid decline. The Company attempts to manage and minimize the earnings impact of changing interest rates by comprehensively assessing the impact of interest rate changes on forecasted income and equity levels. Included in these analyses are estimates of prepayment variability in certain asset categories, changes in mix and cost of deposits and other liabilities, and other imbedded options throughout the balance sheet, and equity leverage or arbitrage activities. Policy guidelines for interest rate risk exposure are established and have allowed the Company to maintain a relatively stable interest margin throughout several interest rate cycles. (For further discussion on interest rates, see "Asset/Liability Management" section of this "Management's Discussion and Analysis".)

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses in the three and six months ended June 30, 1997 was $702,000, and $1,404,000, respectively, compared to $750,000, and
$1,655,000 for the same periods a year ago. The lower provision for loan and lease losses in 1997 is primarily the result of lower net charge-offs in 1997 and lower nonperforming loans and leases as discussed in the "Risk Elements - Allowance for Loan and Lease Losses" section of the Management's Discussion and Analysis. Total net charge-offs amounted to $1,102,000 for the six months ended June 30, 1997 ($537,000 resulting from one borrower) as compared to $1,673,000 for the six months ended June 30, 1996. The higher net charge-offs in 1996 were principally due to residential real estate foreclosures and the resolution of several long-term problem commercial loan relationships.

At June 30, 1997, nonperforming loans were $7,730,000, or .60% of total loans and leases, compared to $8,299,000, or .74% of total loans and leases, as of December 31, 1996. The allowance for loan and lease losses as a percentage

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================

of nonperforming loans as of June 30, 1997 and December 31, 1996 amounted to 207.53% and 189.66%, respectively.

OTHER INCOME

Other income for the three and six months ended June 30, 1997 totaled $4,206,000 and $8,578,000, respectively, compared to $3,992,000, and
$7,824,000, for the same periods a year ago. The increase in other income for 1997 compared to 1996 is principally due to mortgage banking activities, investments in BOLI and trust fees. The BOLI investment, totaling $32 million at June 30, 1997 generated $444,000 in other income during the second quarter of 1997, and $845,000 for the six months ended June 30, 1997. This investment was purchased in the second quarter of 1996. (For more information on BOLI, see "Financial Condition - Other Assets" section of this "Management's Discussion and Analysis".)

The increase in mortgage banking activities in 1997 compared to 1996 is due to higher net gains on sales of loans and a sale of mortgage loan servicing. Net gains on the sale of loans for the first six months of 1997 increased by $137,000 over the same period a year ago from the sale of approximately $72 million in loans in 1997 as compared to $49 million in 1996. During the second quarter of 1997, servicing rights pertaining to approximately $80 million of mortgage loans was sold for a pre-tax gain of $435,000.

The increase of $202,000 in BOLI revenue in the second quarter of 1997 versus 1996 resulted from an increase in the investment of such insurance and having it for the entire 3-month period in 1997 compared to a partial period in 1996. This investment, totaling $32 million at June 30, 1997 generated $444,000 in other income during the second quarter of 1997, and $845,000 for the six months ended June 30, 1997. (For more information on BOLI, see "Financial Condition - Other Assets" section of this "Management's Discussion and Analysis".) Trust assets increased 13% over the past year, to end at $405 million at June 30, 1997. Offsetting the increase in other income for the six months ended June 30, 1997 as compared to the same period a year ago, was a decrease in leasing activities as a result of one securitization in 1997 compared to three during the first six months of 1996, and the decrease in net gains on trading and investment securities of $229,000.

OTHER EXPENSE

Other expense for the three and six months ended June 30, 1997 totaled $12,797,000 and $24,771,000, respectively, compared to $11,450,000 and
$23,027,000, respectively, for the same periods a year ago.

The increases in other expenses of $1,347,000 and $1,744,000 in the three and six month periods ended June 30, 1997, respectively, compared to the same period a year ago, are principally due to increases in salaries and employee benefits of $961,000 and $1,769,000, occupancy and equipment expenses of $551,000 and $737,000, offset by reductions in professional fees of $143,000 and $386,000 and advertising and marketing expenses of $11,000 and $213,000. The increases in salaries was the result of merit increases, an increase in staffing in the lending and data processing functions, the additional staffing for two de novo branches, the development of a trust function at CFX Bank and the expansion of the trust function at Safety Fund National Bank. Occupancy and equipment expenses have increased as a result of opening a new operations center, technology enhancements, the creation of two de novo branches, and the relocation of two branches. The reductions in professional fees are due to efficiencies gained in the 1996 mergers. The decrease in advertising and marketing is primarily due to timing of expenditures related to specific product initiatives. Beginning in the second quarter of 1997 a relationship account was announced which has increased these expenses closer to the 1996 levels for the quarter.

INCOME TAX

Effective income tax rates for the three and six months ended June 30, 1997 were 25.90% and 27.59%, respectively, compared to 34.33%, and 32.20% for the same periods a year ago. The effective tax rates for the three and six month periods ended June 30, 1997 were lower than the respective periods in prior year because of higher credits pertaining to low-income housing projects, the increased investment in BOLI and other tax-exempt investments and the development of a Real Estate Investment Trust (REIT).

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
FINANCIAL CONDITION
================================================================================

INVESTMENT SECURITIES

The carrying value and estimated fair value of investment securities at June 30, 1997 and December 31, 1996, follows:

=================================================================================================================
                                                               JUNE 30,                       DECEMBER 31,
                                                                 1997                            1996
=================================================================================================================
                                                      AMORTIZED            FAIR     AMORTIZED           FAIR
 (IN THOUSANDS)                                         COST              VALUE        COST             VALUE
=================================================================================================================
Securities available for sale:
  Debt securities:
    United States Treasury and agency obligations    $  78,897        $  78,072       $ 129,426        $ 128,863
    State and municipal                                    439              441             439              441
    Corporate bonds                                      1,005            1,019           3,138            3,163
    Federal agency mortgage pass-through securities     91,699           90,866          76,068           75,153
    Other collateralized mortgage
      obligations (CMO's)                              173,176          172,997          19,799           19,608
  Marketable equity securities                           2,910            2,719           5,960            5,961
  Federal Home Loan Bank of Boston and Federal
    Reserve Bank of Boston stock                        18,246           18,246          12,135           12,135
                                                     ---------        ---------       ---------        ---------
      TOTAL SECURITIES AVAILABLE FOR SALE            $ 366,372        $ 364,360       $ 246,965        $ 245,324
                                                     =========        =========       =========        =========

Securities held to maturity:
  Debt securities:
    United States Treasury and agency obligations    $   7,566        $   7,486       $   9,417        $   9,389
    State and municipal                                 14,023           14,080          13,986           14,083
    Federal agency mortgage pass-through securities      7,492            7,568           7,783            7,874
    Other collateralized mortgage
      obligations (CMO's)                                  766              767           1,184            1,185
    Other                                                  400              400             300              300
                                                     ---------        ---------       ---------        ---------
      TOTAL SECURITIES HELD TO MATURITY              $  30,247        $  30,301       $  32,670        $  32,831
                                                     =========        =========       =========        =========


As discussed in Note B-Acquisitions in the "Notes to Consolidated Financial Statements" section the Company signed a definitive agreement to acquire all of the outstanding capital stock of Portsmouth. At June 30, 1997, Portsmouth has a Tier 1 leverage capital ratio of 25.7%. A total of approximately $300 million in interest earning assets and interest bearing liabilities are anticipated to be added to the Company to leverage this higher capital base. The Company commenced the leverage strategy during the first quarter of 1997. As of June 30, 1997, the Company has purchased $128,539,000 in investment securities and $105,665,000 in mortgage loans. The purchase of the investment securities and loans were funded through additional advances from the Federal Home Loan Bank of Boston. See "Financial Condition - Deposits and Borrowed Funds" of this "Management's Discussion and Analysis".

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
FINANCIAL CONDITION - Cont'd.
================================================================================

LOANS AND LEASES

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:

   ============================================================================================================================
                                                                           JUNE 30,                     DECEMBER 31,
   ============================================================================================================================
    (DOLLARS IN THOUSANDS)                                                   1997                           1996
   ============================================================================================================================
                                                                                     % OF                            % OF
                                                                    AMOUNT         PORTFOLIO        AMOUNT        PORTFOLIO
   ============================================================================================================================
    Real estate:
       Residential                                               $   849,919         66.06%       $   712,980        63.76%
       Construction                                                    9,309           .72              8,101          .72
       Commercial                                                    147,035         11.43            142,989        12.79
    Commercial, financial, and agricultural                          121,851          9.47            120,380        10.77
    Warehouse lines of credit to leasing companies                    20,006          1.55             18,393         1.64
    Consumer lease financing                                          93,047          7.23             67,146         6.01
    Other consumer                                                    45,502          3.54             48,175         4.31
                                                                 -----------        ------        -----------       ------
    Total loans and leases                                         1,286,669        100.00%         1,118,164       100.00%
                                                                                    ======                          ======
       Less allowance for loan and lease losses                       16,042                           15,740
                                                                 -----------                      -----------
          Net loans and leases                                   $ 1,270,627                      $ 1,102,424
                                                                 ===========                      ===========

The $168,505,000 increase in total loans and leases was primarily due to a $136,939,000 increase in residential real estate loans From the Company's leverage strategy (see "Financial Condition - Investment Securities" section of this "Management's Discussion and Analysis") and a $25,901,000 increase in consumer lease financing. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease financing is generated through a lease program targeted towards automobile dealerships throughout New Hampshire and central Massachusetts. In addition, lending volumes remain strong in the warehouse lines of credit to leasing companies participating in CFX Funding's lease financing and securitization programs. CFX Funding services approximately $117 million in leases for others.

Residential loan production is primarily generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. Residential loans are originated using standards established by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) allowing CFX Mortgage to sell to the secondary market those loans which are not desired by the Company's banking subsidiaries. During the first six months of 1997, CFX Mortgage originated and purchased $188 million in residential loans, compared to $153 million in the same period of 1996. As of June 30, 1997, CFX Mortgage services approximately $895 million in mortgage loans for others.

OTHER ASSETS

In June 1997, the Company reclassified $3,395,000 in warehouse lines of credit to a leasing company from portfolio loans to foreclosed assets. See "Risk Elements" of this Management's Discussion and Analysis for further discussion.

During 1996, the Company invested $30 million in BOLI to help finance the cost of certain employee benefit plan expenses.

The BOLI investment is accomplished through the purchase of life insurance on the lives of certain employees through two insurance companies with a Standard & Poors rating of AA+ or better. The Company, not the employee or family, is the beneficiary of the insurance policies. The first source of income is from the growth of the cash surrender value (CSV) of the policy. The CSV increases each year as interest (rate is guaranteed each year and changes annually to reflect market rates) is added by the insurance company. The second source of income comes from the insurance proceeds paid to the bank when an employee dies. The payment of the insurance proceeds and the earnings from the

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
FINANCIAL CONDITION - Cont'd.
================================================================================

cash value are income tax free (unless the policy is surrendered). The Company finances the cost of the premium payment with wholesale funding (i.e. Federal Home Loan Bank of Boston advances). While the earnings from the investment are recorded in other income as the CSV increases, the net interest margin is negatively impacted as a result of funding the investment with wholesale borrowings.

================================================================================
DEPOSITS AND BORROWED FUNDS
================================================================================

The following table shows the various components of deposits and borrowed funds at the dates indicated:

    ==============================================================================================================
                                                                 JUNE 30,                     DECEMBER 31,
    ==============================================================================================================
    (DOLLARS IN THOUSANDS)                                         1997                           1996
    ==============================================================================================================
                                                                          % OF                            % OF
                                                          AMOUNT          TOTAL           AMOUNT         TOTAL
    ==============================================================================================================
    Deposits:
    Noninterest bearing demand deposits                $    159,124       12.65%       $   136,875       11.83%
    Regular savings deposits                                175,789       13.97            167,465       14.47
    NOW & money market deposits                             257,373       20.45            268,022       23.16
    Time deposits                                           522,157       41.50            515,085       44.51
                                                       ------------      ------        -----------      ------
       Total retail deposits                              1,114,443       88.56          1,087,447       93.97
    Brokered time deposits                                  143,917       11.44             69,760        6.03
                                                       ------------      ------        -----------      ------
    Total deposits                                     $  1,258,360      100.00%       $ 1,157,207      100.00%
                                                       ============      ======        ===========      ======

    Borrowed Funds:

    Advances from Federal Home Loan Bank
       of Boston:
       Short-term                                       $   180,000       40.48%       $   174,657       72.04%
       Long-term                                            146,754       33.00                424         .17
    Short-term borrowed funds                               117,919       26.52             67,374       27.79
                                                        -----------      ------        -----------      ------
       Total borrowed funds                             $   444,673      100.00%       $   242,455      100.00%
                                                        ===========      ======        ===========      ======

The increase in deposits, advances from the Federal Home Loan Bank of Boston, and other borrowed funds funded asset growth and the leverage strategy over the past six months. Management customarily directs movement of funding between brokered deposits, advances from the Federal Home Loan Bank of Boston (FHLBB)and repurchase agreements (included in short-term borrowed funds). During the first six months of 1997, there has been a shift from short-term to long-term funding from the FHLBB to meet interest-risk parameters and secure long-term funding costs.

================================================================================
SHAREHOLDERS' EQUITY
================================================================================

Shareholders' equity was $138,325,000 as of June 30, 1997, an increase of $5,372,000 when compared to $132,953,000 at December 31, 1996. The net increase was due to $9,549,000 in net income, issuance of $1,752,000 in common stock under the stock option plan and issuance of $227,000 in common stock under the employee stock purchase plan, offset by a $235,000 increase in net unrealized losses on securities available for sale, cost of shares acquired for treasury of $172,000, and declaration of $5,749,000 in cash dividends on common stock.

================================================================================
RISK ELEMENTS
================================================================================

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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
RISK ELEMENTS - Cont'd.
================================================================================

The following table provides the composition of the Company's nonperforming assets at the dates indicated:

      ======================================================================================================================
                                                                          JUNE 30,                      DECEMBER 31,
      ======================================================================================================================
      (DOLLARS IN THOUSANDS)                                                1997                            1996
      ======================================================================================================================
                                                                                    % OF                           % OF
                                                                BALANCES           TOTAL          BALANCES         TOTAL
      ======================================================================================================================
      Nonperforming loans:
          Real estate:
             Residential                                      $    4,173           53.98%         $  5,986          72.13%
             Commercial                                            2,005           25.94             1,146          13.18
          Commercial, financial, and
             agricultural                                          1,376           17.80             1,021          12.30
          Consumer and other                                         176            2.28               146           1.76
                                                              ----------          ------          --------        -------
                                                                   7,730          100.00%            8,299         100.00%
                                                              ----------          ======          --------        =======
      Foreclosed assets:
             Residential real estate                               1,520           26.99%            1,383          62.21%
             Construction                                            439            7.80               428          19.25
             Commercial real estate                                  287            5.10               422          18.98
             Leasing receivables - equipment                       3,395           60.29                 -              -
             Valuation allowance                                     (10)           (.18)              (10)          (.44)
                                                              ----------          ------          --------        -------
                                                                   5,631          100.00%            2,223         100.00%
                                                              ----------          ======          --------        =======

          Total nonperforming assets                          $   13,361                          $ 10,522
                                                              ==========                          ========

      Nonperforming loans as a percent of total
          loans and leases                                           .60%                              .74%
                                                              ==========                          ========
      Nonperforming assets as a percent
          of total loans and leases and
          foreclosed assets                                         1.03%                              .94%
                                                              ==========                          ========


During the second quarter of 1997, the Company reclassified $3,395,000 in warehouse lines of credit to a leasing company in the CFX Funding lease financing program from portfolio loans to foreclosed assets as a result of the Company substantively taking possession of the underlying collateral. The Company has concluded that there is sufficient collateral available to cover the loans; accordingly, there has been no loss recognized. During the third quarter of 1997, the Company sold at par, $2,771,000 of this foreclosed asset. Loans delinquent less than 90 days have increased from $27,051,000 at December 31, 1996 to $31,456,000 at June 30, 1997 primarily reflecting the growth in the residential and consumer lease portfolios. Delinquencies as a percent of total loans and leases have remained consistently below 2.5%, with increases noted in the residential real estate and commercial loan portfolios.

The following is a summary of information pertaining to impaired loans at the dates indicated:

     ===========================================================================================
                                                                JUNE 30          DECEMBER 31
     ===========================================================================================
     (DOLLARS IN THOUSANDS)                                       1997               1996
     ===========================================================================================
     Loans with a valuation allowance                          $   1,810          $   2,816
     Loans without a valuation allowance                           2,566              2,585
                                                               ---------          ---------
            Total impaired loans                               $   4,376          $   5,401
                                                               =========          =========
     Valuation allowance allocated to impaired loans           $     700          $     934
                                                               =========          =========

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
ALLOWANCE FOR LOAN AND LEASE LOSSES
================================================================================

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

Changes in the allowance for loan and lease losses are as follows:

    ===========================================================================================================
    SIX MONTHS ENDED JUNE 30, (IN THOUSANDS)                                    1997               1996
    ===========================================================================================================
    Balance at beginning of period                                          $     15,740        $   15,449
    Provision for loan and lease losses                                            1,404             1,655
    Loans and leases charged-off                                                  (1,584)           (2,008)
    Recoveries of loans and leases
       previously charged-off                                                        482               335
                                                                            ------------        ----------

    Balance at end of period                                                $     16,042        $   15,431
                                                                            ============        ==========

    Allowance for loan and lease losses
       as a percent of total loans and leases                                       1.25%             1.53%
                                                                            ============        ==========

    Allowance for loan and lease losses as a
       percent of total nonperforming loans                                       207.53%           150.43%
                                                                            ============        ==========

    Net charge-offs/average loans and leases(1)                                      .18%              .34%
                                                                            ============        ==========

---------------------
(1) Annualized

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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                                 JUNE 30, 1997

================================================================================
ASSET/LIABILITY MANAGEMENT
================================================================================

The Company's primary objective regarding asset/liability management is to position the Company so that changes in interest rates do not have a materially adverse impact upon forecasted net income and the net fair value of the Company. The Company's primary strategy for accomplishing its asset/liability management objective is achieved by matching cash flows and repricing characteristics, the weighted average maturities of assets, liabilities, and off-balance-sheet items.

To measure the impact of interest rate changes, the Company utilizes a comprehensive financial planning model that recalculates net income and the fair value of the Company assuming instantaneous, permanent parallel shifts in the yield curve of both up and down 100 and 200 basis points, or four separate calculations. Larger increases or decreases in forecasted net income and the net market value of the Company as a result of these interest rate changes represent greater interest rate risk than do smaller increases or decreases.

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

Management considers interest rate risk exposure in concert with other business risks, such as credit risk and liquidity risk. The Company's Board of Directors and the directors of each subsidiary bank establish various policy guidelines and limitations for interest rate risk. Management communicates regularly with boards of directors and board committees about key assumptions, current strategies, and exposure positions being deliberated by the Company's Asset/Liability Management Committee. Management feels that the processes in place at the Company are in compliance with new risk management guidelines issued jointly by the Company's three primary regulatory agencies.

================================================================================
LIQUIDITY
================================================================================

The Company maintains numerous sources of liquidity in the form of marketable assets and borrowing capacity. Interest bearing deposits with other banks, trading and available for sale securities, regular cash flows from loan and securities portfolios are the primary sources of asset liquidity.

Because the Company's subsidiaries maintain large residential mortgage loan portfolios, a substantial capability exists to borrow funds from the Federal Home Loan Bank of Boston. Additionally, investment portfolios are predominantly made up of securities which can be readily borrowed against through the repurchase agreement market. Relationships with deposit brokers and correspondent banks are also maintained to facilitate possible borrowing needs.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                                 JUNE 30, 1997

================================================================================
CAPITAL RESOURCES
================================================================================

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

As of June 30, 1997, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The decline in the capital ratios since year end is the result of the continued asset growth and the Company's leverage program. It is expected that capital ratios will increase to pre-acquisition levels following the acquisitions of Community and Portsmouth. See "Financial Condition - Investment Securities" of this "Management's Discussion and Analysis".

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its banking subsidiaries at June 30, 1997 and December 31, 1996:

      ====================================================================================================
                                                                                       ACTUAL
      ====================================================================================================
                                                                 REQUIRED      JUNE 30,      DECEMBER 31,
                                                                 MINIMUM         1997            1996
      ====================================================================================================
       Total capital to risk-weighted assets:
          Consolidated                                               8.0%        13.3%          14.8%
          CFX Bank                                                   8.0         11.1           12.2
          Safety Fund                                                8.0         13.2           13.9
          Orange                                                     8.0         21.1           20.9

       Tier 1 capital to risk-weighted assets:
          Consolidated                                               4.0         12.0           13.5
          CFX Bank                                                   4.0         10.0           11.0
          Safety Fund                                                4.0         12.0           12.6
          Orange                                                     4.0         19.8           19.7

       Tier 1 capital to average assets:
          Consolidated                                               4.0          7.5            8.0
          CFX Bank                                                   4.0          6.4            6.8
          Safety Fund                                                4.0          6.7            7.0
          Orange                                                     4.0         11.0            9.8

                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                                 JUNE 30, 1997

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

ITEM 2 - CHANGES IN SECURITIES

    At the Annual meeting of shareholders of the Company held on July 30, 1997, the proposal made by the Board of Directors to amend the CFX Corporation Articles of Incorporation to increase the authorized shares of CFX common stock from 22,500,000 to 50,000,000 was approved. The Articles of Incorporation of the Registrant, as amended, will be filed pursuant to the Securities Exchange Act of 1934, as amended, when such amended articles are filed with the New Hampshire Secretary of State.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual meeting of Shareholders of the Company, at which the holders of common shares entitled to 11,023,641 votes were represented in person or by proxy, was held on July 30, 1997.

    (b) Election of Directors. Five nominees were elected as directors of the Company, each for a term of three years.

                                                   For            Withheld
                                                   ---            --------
             Peter J. Baxter                    10,582,224         441,417
             Christopher W. Bramley             10,623,963         399,678
             Calvin L. Frink                    10,583,452         440,189
             Douglas S. Hatfield                10,627,107         396,534
             Philip A. Mason                    10,559,873         463,768

          In addition, the following directors will continue in office following the meeting:

             Eugene E. Gaffey                    P. Kevin Condron
             Richard F. Astrella                 David R. Grenon
             William E. Aubuchon, III            Elizabeth Sears Hager
             Richard B. Baybutt                  Walter R. Peterson
             Christopher V. Bean                 L. William Slanetz

    (c)   Other Matters

          (i) The adoption of the Agreement and Plan of Reorganization and related Plan of Share Exchange, dated as of February 13, 1997 between CFX Corporation and Portsmouth Bank Shares, Inc. was approved.

                         For         Against      Abstained      Broker Non-Votes
                         ---         -------      ---------      ----------------
                      9,512,376      40,457         85,126           1,385,682

         (ii) The adoption of the Agreement and Plan of Reorganization and related Plan of Share Exchange, dated as of March 24, 1997 between CFX Corporation and Community Bankshares, Inc. was approved.

                         For         Against      Abstained      Broker Non-Votes
                         ---         -------      ---------      ----------------
                      9,469,802      81,126        87,031            1,385,682

                        CFX CORPORATION AND SUBSIDIARIES
                      PART II - OTHER INFORMATION - CON'T
                                 JUNE 30, 1997

              (iii) The amendment to the CFX Corporation Articles of Incorporation to increase the authorized shares of CFX Common Stock from 22,500,000 to 50,000,000 was approved.

                      For                 Against          Abstained        Broker Non-Votes
                      ---                 -------          ---------        ----------------
                   10,225,941             705,875          91,825                  -

              (iv) The proposal for a new Stock Option Plan, the 1997 Long-Term Incentive Plan, was approved.

                       For                Against          Abstained        Broker Non-Votes
                       ---                -------          ---------        ----------------
                   9,729,462              1,014,206        279,973                -

              (v) The amendment of the Amended and Restated 1992 Employee Stock Purchase Plan was approved.

                       For                Against          Abstained        Broker Non-Votes
                       ---                -------          ---------        ----------------
                   10,191,011             620,735          211,895                -

              (vi) The appointment, by the Board of Directors, of Wolf & Company, P.C., as independent auditors for the Registrant was ratified.

                      For                 Against          Abstained        Broker Non-Votes
                      ---                 -------          ---------        ----------------
                   10,747,376             53,182           223,083                 -


ITEM 5 - OTHER INFORMATION

         As of July 31, 1997, all shareholder approvals have been received for the acquisitions of Community Bankshares, Inc. and Portsmouth Bank Shares, Inc. The final exchange ratios for the transactions are expected to be determined in August under the terms of the respective agreements. All regulatory approvals have been received, other than the Massachusetts approvals expected in August.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS
              Exhibit

              Number                        Description
              ------                        -----------

               27              Financial Data Schedule

              99.1 Press Release, dated July 31, 1997, announcing the shareholder approval of Community and Portsmouth mergers; regulatory approvals received or expected shortly.


         (b)  REPORTS ON FORM 8-K

              (i)  None

                        CFX CORPORATION AND SUBSIDIARIES
                                 JUNE 30, 1997


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CFX CORPORATION





August 14, 1997                By: /s/
                                   --------------------------------
                                   Gregg R. Tewksbury
                                   Authorized Officer
                                   Chief Financial Officer

                        CFX CORPORATION AND SUBSIDIARIES
                                 JUNE 30, 1997


                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CFX CORPORATION





August 14, 1997                   By: /s/
                                      ------------------------------
                                      Gregg R. Tewksbury
                                      Authorized Officer
                                      Chief Financial Officer