Form 10-Q
period 1997-09-30
CFX CORP
filed 1997-11-14
CIK 800042

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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



As of October 31, 1997, 24,001,467 shares of the registrant's common stock were outstanding.


================================================================================

                        CFX CORPORATION AND SUBSIDIARIES

                                     INDEX

PART I      FINANCIAL INFORMATION                                                               PAGE
            ---------------------                                                               ----
   Item 1   Financial Statements:

                  Consolidated Balance Sheets -- September 30, 1997
                      and December 31, 1996......................................................1

                  Consolidated Statements of Income -- Three
                      months ended September 30, 1997 and 1996;
                      Nine months ended September 30, 1997 and 1996..............................2

                  Consolidated Statement of Shareholders' Equity -
                      Nine months ended September 30, 1997.......................................3

                  Consolidated Statements of Cash Flows -- Nine
                      months ended September 30, 1997 and 1996...................................4

                  Notes to Consolidated Financial Statements -
                      September 30, 1997.........................................................5

   Item 2   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................7

PART II     OTHER INFORMATION
            -----------------

   Item 1   Legal Proceedings...................................................................21

   Item 2   Changes in Securities...............................................................21

   Item 3   Defaults Upon Senior Securities.....................................................21

   Item 4   Submission of Matters to a Vote of Security Holders.................................21

   Item 5   Other Information...................................................................21

   Item 6   Exhibits and Reports on Form 8-K....................................................21

            SIGNATURES..........................................................................22
            ----------

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

================================================================================================================================
                                                                              SEPTEMBER 30,                       December 31,
================================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                             1997                                1996
================================================================================================================================
ASSETS
     Cash and due from banks                                               $           70,833                $           77,123
     Federal funds sold and overnight deposits                                         47,190                            53,983
                                                                           ------------------                ------------------
                        CASH AND CASH EQUIVALENTS                                     118,023                           131,106
     Interest bearing deposits with other banks                                           814                               287
     Securities available for sale                                                    585,452                           414,896
     Securities held to maturity                                                       37,396                           104,682
     Mortgage loans held for sale                                                      28,909                            16,967
     Loans and leases                                                               1,913,377                         1,594,399
         Less allowance for loan and lease losses                                      21,408                            20,332
                                                                           ------------------                ------------------
                        NET LOANS AND LEASES                                        1,891,969                         1,574,067
     Premises and equipment                                                            39,306                            38,195
     Mortgage servicing rights                                                          8,152                             7,523
     Goodwill and deposit base intangibles                                              8,856                             9,235
     Foreclosed assets                                                                  3,614                             3,349
     Bank-owned life insurance                                                         62,347                            30,975
     Other assets                                                                      36,344                            37,975
                                                                           ------------------                ------------------
                                                                           $        2,821,182                $        2,369,257
                                                                           ==================                ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Interest bearing                                                  $        1,714,412                $        1,557,562
         Noninterest bearing                                                          221,202                           193,579
                                                                           ------------------                ------------------
                        TOTAL DEPOSITS                                              1,935,614                         1,751,141
     Other borrowed funds                                                             197,791                           104,750
     Advances from Federal Home Loan Bank of Boston                                   415,455                           246,593
     Other liabilities                                                                 26,631                            26,937
                                                                           ------------------                ------------------
                        TOTAL LIABILITIES                                           2,575,491                         2,129,421
                                                                           ------------------                ------------------

SHAREHOLDERS' EQUITY
     Preferred stock, par value $1.00 per share authorized
         4,000,000 shares, no shares outstanding in 1997 or 1996                            -                                 -
     Common stock, par value $.66 2/3 per share-authorized
         50,000,000 shares, issued 24,015,181 shares at September
         30, 1997 and 23,609,434 shares at December 31, 1996                           16,010                            15,740
     Paid-in capital                                                                  147,756                           142,761
     Retained earnings                                                                 80,494                            81,265
     Net unrealized gains on securities available for sale,
         after tax effects                                                              2,022                               489
     Cost of 37,877 shares at September 30, 1997 and 28,055
         shares at December 31, 1996 of common stock in treasury                         (591)                             (419)
                                                                           ------------------                ------------------
                        TOTAL SHAREHOLDERS' EQUITY                                    245,691                           239,836
                                                                           ------------------                ------------------
                                                                           $        2,821,182                $        2,369,257
                                                                           ==================                ==================
Number of common shares outstanding                                                    23,977                            23,581
                                                                           ==================                ==================
Common shareholders' equity per share                                      $            10.25                $            10.17
                                                                           ==================                ==================

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

====================================================================================================================================
                                                                    THREE MONTHS                             NINE MONTHS
                                                                        ENDED                                   ENDED
                                                                    SEPTEMBER 30,                            SEPTEMBER 30,
====================================================================================================================================
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           1997               1996                  1997                1996
====================================================================================================================================
Interest and dividend income:
     Interest on loans and leases                          $     40,915        $     32,595         $    113,138        $     94,330
     Interest on investment securities:
         Taxable                                                 10,945               8,354               29,369              24,575
         Tax-exempt                                                 253                 278                  736                 953
                                                           ------------        ------------         ------------        ------------
                                                                 11,198               8,632               30,105              25,528
Dividends on marketable equity securities                           405                 388                1,127               1,070
Other                                                               516                 972                2,126               3,194
                                                           ------------        ------------         ------------        ------------
            TOTAL INTEREST AND DIVIDEND INCOME                   53,034              42,587              146,496             124,122
                                                           ------------        ------------         ------------        ------------
Interest expense:
     Interest on deposits                                        18,730              15,892               52,306              47,277
     Interest on borrowings:
         Short-term                                               5,953               4,135               14,892               9,721
         Long-term                                                2,979                  48                6,034               1,396
                                                           ------------        ------------         ------------        ------------
            TOTAL INTEREST EXPENSE                               27,662              20,075               73,232              58,394
                                                           ------------        ------------         ------------        ------------
            NET INTEREST AND DIVIDEND INCOME                     25,372              22,512               73,264              65,728
Provision for loan and lease losses                               1,423                 980                3,385               3,210
                                                           ------------        ------------         ------------        ------------
            NET INTEREST AND DIVIDEND INCOME AFTER
            PROVISION FOR LOAN AND LEASE LOSSES                  23,949              21,532               69,879              62,518
                                                           ------------        ------------         ------------        ------------
Other income:
     Service charges on deposit accounts                          1,245               1,302                3,807               3,797
     Mortgage banking activities                                  1,381                 947                4,660               3,326
     Net gains on trading securities                                  -                   -                   18                   -
     Net gains on investment securities                             689                 373                1,403               1,823
     Leasing activities                                             276                 459                1,443               1,820
     Bank-owned life insurance                                      527                 315                1,372                 558
     Trust fees                                                     631                 553                1,898               1,717
     Pension settlement gain                                          -                 877                    -                 877
     Other                                                        1,504                 794                2,942               2,185
                                                           ------------        ------------         ------------        ------------
                                                                  6,253               5,620               17,543              16,103
                                                           ------------        ------------         ------------        ------------
Other expense:
     Salaries and employee benefits                               9,914               8,645               28,878              25,304
     Occupancy and equipment expense                              2,989               2,469                8,913               7,285
     Professional fees                                              800                 387                1,902               1,571
     Advertising and marketing                                      677                 491                1,768               1,792
     Operation of foreclosed real estate                            179                 150                  427                 437
     Goodwill and deposit base intangible amortization              155                 167                  465                 502
     SAIF special assessment                                          -                 908                    -                 908
     Merger expenses                                             11,031               4,522               11,031               4,522
     Other                                                        4,167               3,788               12,035              11,691
                                                           ------------        ------------         ------------        ------------
                                                                 29,912              21,527               65,419              54,012
                                                           ------------        ------------         ------------        ------------
            INCOME BEFORE INCOME TAXES                              290               5,625               22,003              24,609
Income taxes                                                        463               2,459                7,013               8,575
                                                           ------------        ------------         ------------        ------------
            NET INCOME (LOSS) AVAILABLE TO COMMON STOCK    $       (173)       $      3,166         $     14,990        $     16,034
                                                           ============        ============         ============        ============
Weighted average common shares outstanding                       23,955              23,571               23,813              23,519
                                                           ============        ============         ============        ============
Earnings (loss) per common share                           $       (.01)       $        .13         $        .63        $        .68
                                                           ============        ============         ============        ============
Dividends declared per common share                        $        .22        $        .19         $        .66        $        .36
                                                           ============        ============         ============        ============

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

===============================================================================================



                                                COMMON STOCK
                                            --------------------        PAID-IN      RETAINED
(IN THOUSANDS)                              SHARES       DOLLARS        CAPITAL      EARNINGS
===============================================================================================
BALANCE AT DECEMBER 31, 1996                   23,609    $  15,740    $   142,761    $   81,265

  Net income                                        -            -              -        14,990

  Common cash dividends
     declared - $.66 per share                      -            -              -       (15,754)

  Issuance of common stock
     under stock option plan
     and related tax effects                      377          250          4,569             -

  Issuance of common stock under
     employee stock purchase plan                  17           12            215             -

  Issuance of common stock under
     dividend reinvestment program                 12            8            211             -

  Cash in lieu of fractional shares                 -            -              -            (7)

  Change in net unrealized gains
      on securities available for sale              -            -              -             -

  Cost of shares acquired for treasury              -            -              -             -
                                         ------------   ----------    -----------    ----------
BALANCE AT SEPTEMBER 30, 1997                  24,015   $   16,010    $   147,756    $   80,494
                                         ============   ==========    ===========    ==========
===============================================================================================
                                                NET
                                            UNREALIZED
                                               GAINS
                                           ON SECURITIES         TREASURY STOCK
                                             AVAILABLE       ----------------------
(IN THOUSANDS)                                FOR SALE       SHARES         DOLLARS      TOTAL
===============================================================================================
BALANCE AT DECEMBER 31, 1996             $       489          (28)      $   (419)   $   239,836

  Net income                                       -            -              -         14,990

  Common cash dividends
     declared - $.66 per share                     -            -              -        (15,754)

  Issuance of common stock
     under stock option plan
     and related tax effects                       -            -              -          4,819

  Issuance of common stock under
     employee stock purchase plan                  -            -              -            227

  Issuance of common stock under
     dividend reinvestment program                 -            -              -            219

  Cash in lieu of fractional shares                -            -              -             (7)

  Change in net unrealized gains
      on securities available for sale         1,533            -              -          1,533

  Cost of shares acquired for treasury             -          (10)          (172)          (172)
                                         -----------    ---------       --------    -----------
BALANCE AT SEPTEMBER 30, 1997            $     2,022          (38)      $   (591)   $   245,691
                                         ===========    =========       ========    ===========





     See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

===============================================================================================================================
NINE MONTHS ENDED                                                                                      SEPTEMBER 30,
===============================================================================================================================
(IN THOUSANDS)                                                                                  1997                    1996
===============================================================================================================================
OPERATING ACTIVITIES
     Net income                                                                            $     14,990            $     16,034
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities:
              Depreciation and amortization                                                       3,899                   5,455
              Amortization of deferred credit on leasehold residual                              (1,980)                 (1,059)
              Provision for loan and lease losses                                                 3,385                   3,210
              Loans originated and acquired for sale                                           (156,388)               (121,582)
              Principal balance of loans sold                                                   144,446                 117,347
              Net gain on sale of portfolio loans                                                (1,025)                   (932)
              Net gain on sale of foreclosed real estate                                            (52)                    (25)
              Net gains on investment securities                                                 (1,403)                 (1,823)
              Net deferred income tax provision                                                   4,840                     603
              Increase in cash surrender value of bank-owned life insurance                      (1,072)                   (315)
              Other                                                                              (3,128)                 (3,827)
                                                                                           ------------            ------------
                  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                6,512                  13,086
                                                                                           ------------            ------------
INVESTING ACTIVITIES
     Proceeds from sales of securities available for sale                                       206,616                  70,627
     Proceeds from maturities of securities available for sale                                  196,091                 115,328
     Purchase of securities available for sale                                                 (510,724)               (183,929)
     Proceeds from maturities of securities held to maturity                                     40,911                  66,311
     Purchases of securities held to maturity                                                   (31,009)                (74,414)
     Proceeds from the sale of, or payments on, repossessed assets                                4,486                   1,174
     Proceeds from sales of portfolio loans                                                      53,102                   4,069
     Net decrease (increase) in interest bearing deposits with other banks                         (527)                 12,169
     Net increase in loans and leases                                                          (377,713)               (196,123)
     Purchase of Bank-owned life insurance                                                      (30,300)                (30,000)
     Purchases of premises and equipment                                                         (8,538)                 (4,857)
                                                                                           ------------            ------------
                  NET CASH USED BY INVESTING ACTIVITIES                                        (457,605)               (219,645)
                                                                                           ------------            ------------
FINANCING ACTIVITIES
     Net increase in noninterest bearing deposits and savings accounts                           26,210                  31,045
     Net increase in time certificates of deposit                                               158,263                  80,445
     Net increase in other borrowed funds                                                        93,041                  64,724
     Proceeds from FHLBB advances with maturities in excess of three months                     344,421                  35,225
     Payments of FHLBB advances with maturities in excess of three months                      (202,000)                (12,607)
     Net proceeds from (payments of) FHLBB advances with maturities of three
         months or less                                                                          26,441                  18,027
     Common cash dividends paid                                                                 (13,068)                 (8,225)
     Proceeds from issuance of common stock                                                       4,874                   1,561
     Fractional shares paid out                                                                       -                     (33)
     Acquisition of  treasury shares                                                               (172)                   (193)
                                                                                           ------------            ------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                     438,010                 209,969
                                                                                           ------------            ------------
                  DECREASE IN CASH AND CASH EQUIVALENTS                                         (13,083)                  3,410
Cash and cash equivalents at beginning of period                                                131,106                 139,010
                                                                                           ------------            ------------
                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    118,023            $    142,420
                                                                                           ============            ============
SUPPLEMENTARY INFORMATION:
     Interest paid on deposit accounts                                                     $     51,077            $     49,679
     Interest paid on borrowed funds                                                             20,064                   6,910
     Income taxes paid                                                                            2,641                   4,477
     Transfers from loans to foreclosed real estate                                               4,699                   3,341
     Transfers from securities held to maturity to securities available for sale                 57,689                  76,849

See accompanying notes to unaudited consolidated financial statements.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

================================================================================
NOTE A-BASIS OF PRESENTATION
================================================================================

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the CFX Corporation (CFX or the Company) annual report on Form 10-K for the year ended December 31, 1996.

================================================================================
NOTE B-MERGERS AND ACQUISITIONS
================================================================================

On October 27, 1997, the Company announced that it entered into a definitive agreement to be acquired by Peoples Heritage Financial Group, Inc. (Peoples Heritage), a multi-bank and financial services holding company headquartered in Portland, Maine. Under the terms of the agreement, each of CFX's outstanding shares of common stock will be converted into .667 shares of Peoples Heritage common stock. The agreement is subject to approval by shareholders of both companies and by regulatory authorities. The transaction will be a tax-free reorganization and is anticipated to be accounted for as a pooling-of-interests. In connection with the agreement, CFX has granted to Peoples Heritage an option to acquire up to 19.9 percent of the outstanding shares of CFX common stock under certain circumstances. Additionally, Peoples Heritage has granted CFX an option to acquire up to 10.0 percent of the outstanding shares of Peoples Heritage common stock under certain circumstances.

On August 29, 1997, the Company acquired Portsmouth Bank Shares, Inc. (Portsmouth) and Community Bankshares, Inc. (Community). Pursuant to the definitive agreements, each of Portsmouth's 5,907,000 outstanding shares of common stock and Community's 2,489,000 outstanding shares of common stock were converted into .9314 shares and 2.113 shares, respectively, of the Company's common stock, resulting in the issuance of 5,502,000 shares and 5,259,000 shares, respectively, of the Company's common stock to Portsmouth and Community shareholders. Cash was paid in lieu of issuing fractional shares.

Portsmouth was a New Hampshire bank holding company, headquartered in Portsmouth, New Hampshire. Portsmouth was merged into CFX, and Portsmouth's subsidiary bank, Portsmouth Savings Bank, was merged into CFX's New Hampshire banking subsidiary, CFX Bank, as part of the transaction.

Community was a New Hampshire bank holding company, headquartered in Concord, New Hampshire. Community was merged into CFX and Community's subsidiary banks, Concord Savings Bank and Centerpoint Bank, were merged into CFX's New Hampshire banking subsidiary, CFX Bank, as part of the transaction.

Both the Portsmouth and Community mergers were accounted for by the pooling-of-interests method of accounting. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

As a result of these acquisitions, the Company recorded a charge to earnings in the third quarter of $8,372,000, on an after-tax basis for merger related costs. The one-time after-tax charge of the transactions pertains to the following areas: equipment, $899,000; personnel, $1,967,000; and other, $5,506,000. Equipment costs consist primarily of write-offs due to consolidation of data processing, termination charges, and duplication of computer hardware, software, and certain telecommunications equipment. Personnel costs consist primarily of charges related to employee severance and employee outplacement assistance. Other costs include investment banking fees, legal and accounting fees, due diligence costs, proxy registration/filing fees and mailing and printing costs. A significant portion of other costs are capitalized for tax purposes and, therefore, are not tax deductible.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

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

CFX Corporation is a multi-bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiaries are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank, headquartered in Orange, Massachusetts, and Safety Fund National Bank, headquartered in Fitchburg, Massachusetts. Included in the financial information herein are restated numbers reflecting the acquisitions of Community and Portsmouth. Both mergers were accounted for by the pooling-of-interests method of accounting.

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

NET INCOME AND EARNINGS PER COMMON SHARE

The Company incurred a loss of $173,000, or $.01 per share, and earnings of $14,990,000, or $.63 per share for the three and nine months ended September 30, 1997, respectively, compared to earnings of $3,166,000, or $.13 per share, and $16,034,000 or $.68 per share, for the corresponding periods a year ago. Return (loss) on average assets was (.02%) and .76% for the three and nine months ended September 30, 1997, respectively, compared to .55% and .96% for the corresponding periods a year ago. Excluding merger-related charges, earnings and earnings per share were $8,199,000 or $.34 per share, and $23,362,000, or $.98 per share, for the three and nine months ended September 30, 1997, respectively, compared to earnings of $6,888,000, or $.29 per share and $19,756,000, or $.84 per share for the corresponding periods a year ago. Excluding merger related charges, return on average assets and return on average equity were 1.15% and 12.82%, and 1.19% and 11.61% for the three months ended September 30, 1997 and 1996, respectively. Excluding merger charges, for the nine months ended September 30, 1997 and 1996, the return on average assets and average equity were 1.23% and 11.76%, and 1.18% and 11.32%, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL
================================================================================

The increase in net income, excluding merger-related charges, was primarily due to increased net revenues (net interest and dividend income and other income). Net revenues were $31,625,000 and $90,807,000 for the three and nine months ended September 30, 1997, respectively, compared to $28,132,000 and $81,831,000 for the corresponding periods a year ago, an increase of 12% and 11% for the three and nine months ended September 30, 1997, respectively. The stronger net revenues were the result of a $359 million, or 17%, increase in average interest earning assets during the nine months ended September 30, 1997, compared to the same period in 1996 and continued focus on noninterest income. However, a portion of the increase in net revenues was offset by an increase in certain operating expenses. The increase in interest earning assets was primarily due to retail loan growth and a planned balance sheet leverage strategy designed as a result of the acquisition of Portsmouth which had high capital ratios. (See "Financial Condition - Investment Securities" section of this Management's Discussion and Analysis.)

NET INTEREST AND DIVIDEND INCOME

The following tables set forth comparisons of average interest earning assets and interest bearing liabilities, and interest income and interest expense expressed as a percentage of the related asset or liability. In order to reflect the economic impact of the Company's tax-exempt loans and leases and investments in state and municipal securities and to present data on a comparative basis, the income from, and yields on, these loans and leases and securities have been restated to a taxable-equivalent basis using a 34.00% and 38.62% tax rate, respectively. The taxable-equivalent income adjustments for loans and leases are $108,000 and $268,000 for the three and nine months ended September 30, 1997, respectively, compared to $85,000 and $259,000 for the corresponding periods a year ago. The taxable-equivalent income adjustments for investment securities are $160,000 and $463,000 for the three and nine months ended September 30, 1997, respectively, compared to $142,000 and $456,000 for the corresponding periods a year ago. These adjustments, however, are for comparison purposes only and have no impact on reported net income.

===================================================================================================================================
THREE MONTHS ENDED SEPTEMBER 30,                                  1997                                         1996
===================================================================================================================================
                                                                INTEREST                                     Interest
                                               AVERAGE           INCOME/      YIELD/        Average           Income/       Yield/
(DOLLARS IN THOUSANDS)                         BALANCE         EXPENSE (1)     RATE         Balance         Expense (1)      Rate
===================================================================================================================================
ASSETS
Interest and dividend earning assets:
     Loans and leases                    $     1,899,776    $        40,705     8.50%    $     1,486,181   $        32,430     8.68%
     Tax-exempt loans and leases                  12,139                318    10.39               9,111               250    10.92
     Taxable securities                          642,400             11,350     7.01             528,589             8,742     6.58
     Tax-exempt securities                        22,329                413     7.34              26,105               420     6.40
     Other                                        60,867                516     3.36              78,368               972     4.93
                                         ---------------    ---------------              ---------------   ---------------
Total interest earning assets                  2,637,511             53,302     8.02           2,128,354            42,814     8.00
                                                            ---------------                                ---------------
Noninterest earning assets                       194,157                                         165,574
                                         ---------------                                 ---------------
        TOTAL                            $     2,831,668                                 $     2,293,928
                                         ===============                                 ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
     Savings deposits                    $       667,379              4,029     2.40     $       683,318             4,116     2.40
     Time deposits                             1,033,192             14,701     5.65             849,205            11,776     5.52
     Advances from Federal Home Loan
        Bank of Boston                           439,857              6,442     5.81             203,082             2,875     5.63
     Other borrowed funds                        195,465              2,490     5.05             110,077             1,308     4.73
                                         ---------------    ---------------              ---------------   ---------------
Total interest bearing liabilities             2,335,893             27,662     4.70           1,845,682            20,075     4.33
                                                            ---------------                                ---------------
Noninterest bearing liabilities:
     Demand deposits                             218,329                                         182,736
     Other                                        23,806                                          29,387
     Shareholders' equity                        253,640                                         236,123
                                         ---------------                                 ---------------
         TOTAL                           $     2,831,668                                 $     2,293,928
                                         ===============                                 ===============
Net interest and dividend income                            $        25,640                                $        22,739
                                                            ===============                                ===============
Interest rate spread                                                            3.32%                                          3.67%
Net interest margin                                                             3.86%                                          4.25%

(1) Income from tax-exempt securities and tax-exempt loans and leases has been restated to a tax-equivalent basis using a 38.62% and 34.00% tax rate, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================


===================================================================================================================================
NINE MONTHS ENDED SEPTEMBER 30,                                  1997                                         1996
===================================================================================================================================
                                                               INTEREST                                     Interest
                                              AVERAGE          INCOME/      YIELD/        Average            Income/        Yield/
(DOLLARS IN THOUSANDS)                        BALANCE         EXPENSE (1)    RATE         Balance          Expense (1)       Rate
===================================================================================================================================
ASSETS

Interest and dividend earning assets:
      Loans and leases                   $     1,751,578   $       112,618     8.60%   $     1,423,507    $        93,827     8.80%
      Tax-exempt loans and leases                 10,188               788    10.34              8,816                762    11.55
      Taxable securities                         591,355            30,496     6.89            535,952             25,645     6.39
      Tax-exempt securities                       21,786             1,199     7.36             29,168              1,409     6.45
      Other                                       62,970             2,126     4.51             81,886              3,194     5.21
                                         ---------------   ---------------             ---------------    ---------------
Total interest earning assets                  2,437,877           147,227     8.07          2,079,329            124,837     8.02
                                                           ---------------                                ---------------
Noninterest earning assets                       191,857                                       153,518
                                         ---------------                               ---------------
         TOTAL                           $     2,629,734                               $     2,232,847
                                         ===============                               ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
      Savings deposits                   $       666,701            11,760     2.36    $       680,557             12,257     2.41
      Time deposits                              969,743            40,546     5.59            840,985             35,020     5.56
      Advances from Federal Home Loan
         Bank of Boston                          353,395            15,260     5.77            180,223              7,683     5.69
      Other borrowed funds                       150,385             5,666     5.04             95,407              3,434     4.81
                                         ---------------   ---------------             ---------------    ---------------
Total interest bearing liabilities             2,140,224            73,232     4.57          1,797,172             58,394     4.34
                                                           ---------------                                ---------------
Noninterest bearing liabilities:
      Demand deposits                            207,710                                       174,985
      Other                                       34,059                                        27,643
      Shareholders' equity                       247,741                                       233,047
                                         ---------------                               ---------------
         TOTAL                           $     2,629,734                               $     2,232,847
                                         ===============                               ===============
Net interest and dividend income                           $        73,995                                $        66,443
                                                           ===============                                ===============
Interest rate spread                                                           3.50%                                          3.68%
Net interest margin                                                            4.06%                                          4.27%


(1) Income from tax-exempt securities and tax-exempt loans and leases has been restated to a tax-equivalent basis using a 38.62% and 34.00% tax rate, respectively.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

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

====================================================================================================================================
                                            FOR THE THREE MONTHS ENDED                              FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                                           SEPTEMBER 30,
                                                   1997 VS. 1996                                           1997 VS. 1996
                                            INCREASE (DECREASE) DUE TO                              INCREASE (DECREASE) DUE TO
====================================================================================================================================
(IN THOUSANDS)                           VOLUME          RATE             NET             VOLUME             RATE            NET
====================================================================================================================================
Interest and dividends earned on:

     Loans and leases                 $    8,950     $      (607)    $     8,343       $   18,496       $       321     $    18,817
     Investments                           1,916             685           2,601            2,674             1,967           4,641
     Other                                  (189)           (267)           (456)            (370)             (698)         (1,068)
                                      ----------     -----------     -----------       ----------       -----------     -----------
     Total interest and
         dividend income                  10,677            (189)         10,488           20,800             1,590          22,390
                                      ----------     -----------     -----------       ----------       -----------     -----------

Interest paid on:

     Savings and time deposits             2,510             328           2,838            4,983                46           5,029
     Borrowed funds                        4,547             202           4,748            9,498               311           9,809
                                      ----------     -----------     -----------       ----------       -----------     -----------
     Total interest expense                7,057             530           7,586           14,481               357          14,838
                                      ----------     -----------     -----------       ----------       -----------     -----------

     Change in net interest
         and dividend income          $    3,620     $      (719)    $     2,901       $    6,319       $     1,233     $     7,552
                                      ==========     ===========     ===========       ==========       ===========     ===========

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================

Taxable-equivalent net interest and dividend income was $25,640,000, and $73,995,000, respectively, for the three and nine months ended September 30, 1997, compared to $22,739,000, and $66,443,000 for the same periods a year ago. The increase in net interest and dividend income in the 1997 periods was principally due to higher average interest earning assets and higher demand deposits.

Although net interest and dividend income has increased during the 1997 periods compared to the respective 1996 periods, the net interest margin has declined. The Company's net interest margin of 3.86% for the three months ended September 30, 1997 decreased from 4.25% for the corresponding period a year ago. The net interest margin for the nine months ended September 30, 1997 was 4.06%, compared to 4.27% for the corresponding period a year ago. The decreases in net interest margins were primarily due to the increase in average earning assets being funded with higher cost liabilities (predominantly Federal Home Loan Bank of Boston (FHLBB) borrowings, repurchase agreements and brokered certificates of deposits). The increase in average interest earning assets was primarily the result of a leverage strategy invoked to utilize excess capital acquired with the Portsmouth merger. These assets are being funded with wholesale borrowings, which have higher rates than lower cost core deposits, creating a reduction in the net interest margin (see "Financial Condition - Investment Securities" section of this Management's Discussion and Analysis).

PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses in the three and nine months ended September 30, 1997 was $1,423,000, and $3,385,000, respectively, compared to $980,000 and $3,210,000, respectively, for the same periods a year ago. The higher provision for loan and lease losses in 1997 is primarily the result of continued growth in the loan portfolios and the increases in nonperforming asset levels during 1997 versus 1996, offset by lower net charge-offs in 1997 as discussed in the "Risk Elements - Allowance for Loan and Lease Losses" section of the Management's Discussion and Analysis. Total net charge-offs amounted to $2,309,000 for the nine months ended September 30, 1997, as compared to $2,850,000 for the same period a year ago.

The higher net charge-offs in 1996 were principally due to residential real estate foreclosures and the resolution of several long-term problem commercial loan relationships.

At September 30, 1997, nonperforming loans stood at $11,914,000, or .62% of total loans and leases, compared to $10,783,000, or .68% of total loans and leases, as of December 31, 1996. The allowance for loan and lease losses as a percentage of nonperforming loans as of September 30, 1997 and December 31, 1996 amounted to 179.69% and 188.56%, respectively.

For the three months ended September 30, 1997, the higher 1997 provisions compared to 1996 primarily relates to specific charge-offs to one borrower totaling $350,000, and additional loan growth.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================

OTHER INCOME

Other income for the three and nine months ended September 30, 1997 totaled $6,253,000 and $17,543,000, respectively, compared to $5,620,000, and
$16,103,000 for the same periods a year ago.

The $633,000 increase in other income for the third quarter of 1997 compared to the third quarter of 1996 and the $1,440,000 increase for the nine months is principally due to mortgage banking activities, net gains on investment securities, investments in Bank-owned life insurance (BOLI), trust fees, and other income.

The increase in mortgage banking activities in 1997 compared to 1996 is due to higher net gains on sales of loans and mortgage loan servicing. Net gains on the sale of loans for the first nine months of 1997 increased by $304,000 over the same period a year ago. Also during the second quarter of 1997, mortgage loan servicing rights were sold for a pre-tax gain of $435,000.

The increase of $212,000 in BOLI income in the third quarter of 1997 versus 1996 resulted from an additional investment. The investment, totaling $62 million at September 30, 1997 generated $631,000 in other income during the third quarter of 1997, and $1,372,000 for the nine months ended September 30, 1997. (For more information on BOLI, see "Financial Condition - Other Assets" section of this Management's Discussion and Analysis.) The increase in trust fees resulted from trust assets increasing 20% over the past year to end at $429 million at September 30, 1997, translating into higher fees of $78,000 and $181,000, respectively, for the three and none months ended September 30, 1997, compared to the same period a year ago. Other income increased by $710,000 in the third quarter of 1997 versus 1996 as a result of the sale of the merchant credit card program for a pre-tax gain of approximately $600,000.

Offsetting the increases in other income for the three and nine months ended September 30, 1997, as compared to the same period a year ago, was a decrease in revenues from leasing activities as a result of fewer securitizations (portfolio sales) in 1997, and a reduction of deferred income pertaining to lease residuals.

Also during 1996, The Company terminated CFX Corporation's and Safety Fund's pension plans and transferred the assets and liabilities to a multi-employer pension plan. This transaction resulted in a settlement gain of $877,000 during the third quarter of 1996 and a reduction of pension expense.

OTHER EXPENSE

Other expense for the three and nine months ended September 30, 1997 totaled $29,912,000 and $65,419,000, respectively, compared to $21,527,000 and
$54,012,000, respectively, for the same periods a year ago.

Other expenses increased by $8,385,000 in the three months ended September 30, 1997, compared to the same period a year ago, principally due to the increase in merger-related expenses, which totaled $11,031,000 in 1997 for the acquisitions of Portsmouth and Community, and $4,522,000 in 1996 with the acquisitions of Safety Fund Corporation and Milford Co/operative (see Note B - Mergers and Acquisitions in the "Notes to Consolidated Financial Statements" section), and salaries and employee benefits which increased as a result of merit increases, an increase in staffing in the lending and data processing functions, the additional staffing for two de novo branches, the development of a trust function at CFX Bank and the expansion of the trust function at Safety Fund National Bank. Occupancy and equipment expenses have increased as a result of opening a new operations center, technology enhancements, the creation of two de novo branches, and the relocation of two branches. Offsetting the above-mentioned increases was a reduction in the SAIF special assessment of $908,000 resulting from the acquisition of Milford Co/operative in 1996.

For the nine months ended September 30, 1997, other expenses increased $11,407,000 over the same period a year ago. This increase was primarily due to the increase in the merger-related expenses incurred in the third quarter of 1997 and 1996 totaling $11,031,000 and $4,522,000, respectively, and salaries, employee benefits, occupancy and equipment as noted above. Offsetting the above mentioned increases was a reduction in the SAIF special assessment of $908,000.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RESULTS OF OPERATIONS - GENERAL - (Cont'd.)
================================================================================

INCOME TAX

Income taxes for the three and nine months ended September 30, 1997 were 159.66% and 31.87%, respectively, of pretax income, compared to 43.72% and 34.85% of pretax income for the same periods a year ago. The effective tax rates were higher due to the merger-related expenses of $11,031,000 in 1997, of which $4,145,000 were non-tax deductible, and $4,522,000 in 1996, of which $2,537,000 were non-tax deductible. Excluding these charges, the effective tax rates for the three and nine months ended September 30, 1997 and 1996 would have been 27.38% and 29.28%, and 32.12% and 32.18%, respectively. The lower rates for 1997 are primarily due to higher tax credits pertaining to low income housing projects and the reversal of a portion of a valuation allowance established by Safety Fund for net operating loss carryforwards at one of their subsidiaries as a result of current and projected profits from that subsidiary and the development of a Real Estate Investment Trust (REIT).

================================================================================
FINANCIAL CONDITION
================================================================================

INVESTMENT SECURITIES

The carrying value and estimated fair value of investment securities at September 30, 1997 and December 31, 1996, follows:

      ==============================================================================================================================
                                                                         SEPTEMBER 30,                           December 31,
                                                                             1997                                    1996
      ==============================================================================================================================
                                                                     CARRYING            FAIR             Carrying            Fair
      (IN THOUSANDS)                                                   VALUE            VALUE               Value            Value
      ==============================================================================================================================
      Securities available for sale:
         Debt securities:
            U.S. Treasury and agency obligations                  $      156,835    $     156,835    $      226,126    $     226,126
            Corporate bonds                                                7,867            7,867            14,284           14,284
            Federal agency mortgage pass-through securities              168,173          168,173           108,931          108,931
            Collateralized mortgage obligations (CMO's)
                 and other asset backed                                  197,584          197,584            19,608           19,608
            State and municipal                                            2,563            2,563             2,005            2,005
            Marketable equity securities                                  52,430           52,430            39,073           39,073
            Other securities                                                   -                -             4,869            4,869
                                                                  --------------    -------------    --------------    -------------
                     TOTAL SECURITIES AVAILABLE FOR SALE          $      585,452    $     585,452    $      414,896    $     414,896
                                                                  ==============    =============    ==============    =============
      Securities held to maturity:
         Debt securities:
            U.S. Treasury and agency obligations                  $        7,644    $       7,659    $       45,883    $      45,760
            Corporate Bonds                                                    -                -             2,013            2,007
            State and municipal                                           21,514           21,655            13,986           14,083
            Federal agency mortgage pass-through securities                7,255            7,346            28,338           28,470
            Collateralized mortgage obligations (CMO's)
                 and other asset backed                                      583              584             1,184            1,185
            Other securities                                                 400              400            13,278           13,278
                                                                  --------------    -------------    --------------    -------------
                     TOTAL SECURITIES HELD TO MATURITY            $       37,396    $      37,644    $      104,682    $     104,783
                                                                  ==============    =============    ==============    =============

As discussed in Note B - Mergers and Acquisitions in the "Notes to Consolidated Financial Statements" section, the Company acquired Portsmouth and Community on August 29, 1997, as a result, to be consistent with the Company's current interest risk profile, certain securities held to maturity with an amortized cost of $61,170,000 and a net unrealized loss of $95,000 were transferred to securities available for sale.

In the first quarter of 1997, as part of the acquisition of Portsmouth, the Company commenced a leverage strategy to utilize the higher capital levels at Portsmouth. At June 30, 1997, Portsmouth had a Tier 1 Leverage Capital Ratio of 25.7%. As of September 30, 1997, the Company had purchased or originated in excess of $300 million in investment securities and loans, which were funded by additional advances from the FHLBB and brokered deposits. The current leverage strategy is designed to optimize the use of capital, enhance earnings and the return on equity. As traditional retail opportunities become available, it is the Company's intent that the leveraged assets, or wholesale assets, will be redeployed into higher yielding assets and wholesale funding will be replaced with core deposits.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
FINANCIAL CONDITION - (Cont'd.)
================================================================================

LOANS AND LEASES

The table below sets forth the composition of the Company's loan and lease portfolio, net of unearned income and deferred costs, at the dates indicated:

      ===========================================================================================================================
                                                                   SEPTEMBER 30,                            December 31,
      ===========================================================================================================================
      (DOLLARS IN THOUSANDS)                                            1997                                    1996
      ===========================================================================================================================
                                                                                     % OF                                   % of
                                                                BALANCES            TOTAL                Balances          Total
      ===========================================================================================================================
      Real estate:
           Residential                                    $       1,083,665          56.64%       $         873,794        54.81%
           Construction                                              31,270           1.63                   19,830         1.24
           Commercial                                               253,830          13.27                  248,083        15.56
      Commercial, financial, and agricultural                       204,552          10.69                  170,146        10.67
      Warehouse lines of credit to leasing companies                 14,236           0.74                   18,393         1.15
      Consumer lease financing                                      103,987           5.44                   67,146         4.21
      Other consumer                                                221,837          11.59                  197,007        12.36
                                                          -----------------       --------        -----------------      -------
                                                                  1,913,377         100.00%               1,594,399       100.00%
                                                                                  ========                               =======
           Less allowance for loan and lease losses                  21,408                                  20,332
                                                          -----------------                       -----------------
              Net loans and leases                        $       1,891,969                       $       1,574,067
                                                          =================                       =================


The $318,978,000 increase in total loans and leases was primarily due to a $209,871,000 increase in residential real estate loans from the Company's leverage strategy (See "Financial Condition - Investment Securities" section of this Management's Discussion and Analysis), a $36,841,000 increase in consumer lease financing, and a $24,830,000 increase in other consumer loans, primarily indirect automobile loans. Residential loan production is generated by a combination of originations and purchases by the Company's mortgage banking affiliate, CFX Mortgage. The consumer lease financing and indirect automobile loans are generated through automobile dealerships throughout New Hampshire and central Massachusetts.

OTHER ASSETS

As of September 30, 1997, the Company's investment in BOLI totaled $62 million. During the third quarter of 1997, the Company invested an additional $30,000,000 in BOLI to finance the cost of certain employee benefit plan expenses.

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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
FINANCIAL CONDITION - (Cont'd.)
================================================================================

DEPOSITS AND BORROWED FUNDS

The following table shows the various components of deposits and borrowed funds at the dates indicated:

      =============================================================================================================================
                                                                     SEPTEMBER 30, 1997                     DECEMBER 31, 1996
      =============================================================================================================================
      (DOLLARS IN THOUSANDS)                                      AMOUNT           % OF TOTAL             AMOUNT         % OF TOTAL
      =============================================================================================================================
      Deposits:

      Noninterest bearing demand deposits                  $         221,202           11.43%       $        193,579         11.05%
      Regular savings deposits                                       326,140           16.85                 343,169         19.60
      NOW & money market deposits                                    339,124           17.52                 323,508         18.47
      Time deposits                                                  835,180           43.15                 820,925         46.88
                                                           -----------------          ------        ----------------        ------
            Total retail deposits                                  1,721,646           88.95               1,681,181         96.00
      Brokered deposits                                              213,968           11.05                  69,960          4.00
                                                           -----------------          ------        ----------------        ------
            Total deposits                                 $       1,935,614          100.00%       $      1,751,141        100.00%
                                                           =================          ======        ================        ======

      Borrowed Funds:

      Advances from Federal Home Loan Bank of Boston
               Short-Term                                  $         214,800           35.03%       $        207,733         59.13%
               Long-Term                                             200,655           32.72                  38,860         11.06
      Other borrowed funds                                           197,791           32.25                 104,750         29.81
                                                           -----------------          ------        ----------------        ------
            Total borrowed funds                           $         613,246          100.00%       $        351,343        100.00%
                                                           =================          ======        ================        ======


The increase in deposits, advances from the FHLBB, and other borrowed funds funded asset growth and the leverage strategy over the past nine months. (See "Financial Condition - Investment Securities" of this Management's Discussion and Analysis.) Management customarily directs movement of funding between brokered deposits, advances from the FHLBB and repurchase agreements (included in borrowed funds). During 1997, there has been a shift from short-term to long-term funding from FHLBB to meet interest-risk parameters and secure long-term funding costs.

================================================================================
SHAREHOLDERS' EQUITY
================================================================================

Shareholders' equity increased by $5,855,000 from $239,836,000 at December 31, 1996 to $245,691,000 at September 30, 1997. The increase was due to $14,990,000 in net income, issuance of $4,819,000 in common stock under the stock option plan, issuance of $227,000 in common stock under the employee stock purchase plan offset by a $1,533,000 increase in net unrealized gains on securities available for sale, issuance of $219,000 in common stock under the dividend reinvestment plan, offset by the cost of shares acquired for treasury of $172,000, $7,000 paid for fractional shares, and $15,754,000 in common cash dividends declared on common stock.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

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

The following table provides the composition of the Company's nonperforming loans and foreclosed assets at the dates indicated:

      ===========================================================================================================================
                                                                  SEPTEMBER 30,                            December 31,
      ===========================================================================================================================
      (DOLLARS IN THOUSANDS)                                           1997                                    1996
      ===========================================================================================================================
                                                                                 % OF                                      % of
                                                             BALANCES            TOTAL             Balances                Total
      ===========================================================================================================================
      Nonperforming loans:
           Real estate:
              Residential                                 $       6,785          56.95%           $       6,944            64.44%
              Commercial                                          3,167          26.58                    1,904            17.66
           Commercial, financial, and agricultural                1,490          12.51                    1,634            15.15
           Consumer and other                                       472           3.96                      301             2.79
                                                          -------------        -------            -------------          -------
                                                                 11,914         100.00%                  10,783           100.00%
                                                          -------------        =======            -------------          =======
           Foreclosed assets:
              Residential real estate                             2,016          55.78%                   2,108            62.94%
              Construction                                          468          12.95                      467            13.94
              Commercial real estate                                503          13.92                      496            14.81
              Leasing receivable-equipment                          206           5.70                        -                -
              Non-real estate repossessions                         421          11.65                      288             8.60
              Valuation allowance                                     -              -                      (10)            (.29)
                                                          -------------        -------            -------------          -------
                                                                  3,614         100.00%                   3,349           100.00%
                                                          -------------        =======            -------------          =======
           TOTAL NONPERFORMING ASSETS                     $      15,528                           $      14,132
                                                          =============                           =============

      Nonperforming loans as a percent of total
           loans and leases                                         .62%                                    .68%
                                                          =============                           =============
      Nonperforming assets as a percent of total
           loans and leases and foreclosed assets                   .81%                                    .88%
                                                          =============                           =============

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

================================================================================
RISK ELEMENTS - (CONT'D.)
================================================================================

The increase in nonperforming assets over the December 31, 1996 balance is more reflective of the increase in the size of the overall portfolio than an indication of economic deterioration. Loans delinquent less than 90 days have decreased from $31,020,000 at December 31, 1996 to $27,343,000 at September 30, 1997 as a result of the continued focus on collection efforts from the increases in the loan portfolios.

The following is a summary of information pertaining to impaired loans at the dates indicated:

      =======================================================================================================================
                                                                                  SEPTEMBER 30                  December 31
      =======================================================================================================================
      (DOLLARS IN THOUSANDS)                                                           1997                         1996
      =======================================================================================================================
      Loans with a valuation allowance                                           $      1,785                    $      2,816
      Loans without a valuation allowance                                               4,194                           3,090
                                                                                 ------------                    ------------
              Total impaired loans                                               $      5,979                    $      5,906
                                                                                 ============                    ============
      Valuation allowance allocated to impaired loans                            $        873                    $        934
                                                                                 ============                    ============

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

Changes in the allowance for loan and lease losses are as follows:

      =======================================================================================================================
      NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)                                1997                             1996
      =======================================================================================================================
      Balance at beginning of period                                             $     20,332                    $     19,843
      Provision for loan and lease losses                                               3,385                           3,210
      Loans charged-off                                                                (3,636)                         (3,598)
      Recoveries of loans previously charged-off                                        1,327                             748
                                                                                 ------------                    ------------

      Balance at end of period                                                   $     21,408                    $     20,203
                                                                                 ============                    ============
      Allowance for loan and lease losses
           as a percent of total loans and leases                                        1.12%                           1.35%
                                                                                 ============                    ============

      Allowance for loan and lease losses as a

            percent of total nonperforming loans                                       179.69%                         187.36%
                                                                                 ============                    ============
      Net charge-offs/average loans and leases (1)                                        .18%                            .17%
                                                                                 ============                    ============

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

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS - CONT'D.
                               SEPTEMBER 30, 1997

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

================================================================================
YEAR 2000
================================================================================

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the impact of the pending acquisition on the year 2000 compliance issues.

                        CFX CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS-CONT'D.
                               SEPTEMBER 30, 1997

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

As of September 30, 1997, the Company and each of its banking subsidiaries were in compliance with all applicable regulatory capital requirements. The decline in the capital ratios since year end is the result of the continued asset growth and the Company's leverage program. (See "Financial Condition - Investment Securities" of this Management's Discussion and Analysis.)

The following table sets forth the minimum regulatory capital requirements and the actual capital ratios of the Company and its banking subsidiaries at September 30, 1997:

      =======================================================================================================================
                                                                                                                    ACTUAL
      =======================================================================================================================
                                                                                    REQUIRED                    SEPTEMBER 30,
                                                                                    MINIMUM                          1997
      =======================================================================================================================
           Total capital to risk-weighted assets:

                  Consolidated                                                          8.0%                          15.0%
                  CFX Bank                                                              8.0                           12.5
                  Safety Fund                                                           8.0                           13.3
                  Orange                                                                8.0                           21.3

           Tier 1 capital to risk-weighted assets:

                  Consolidated                                                          4.0                           13.7
                  CFX Bank                                                              4.0                           11.5
                  Safety Fund                                                           4.0                           12.0
                  Orange                                                                4.0                           20.1

           Tier 1 capital to average assets:

                  Consolidated                                                          4.0                            8.4
                  CFX Bank                                                              4.0                            7.0
                  Safety Fund                                                           4.0                            7.0
                  Orange                                                                4.0                           10.8

                        CFX CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION
                               SEPTEMBER 30, 1997

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

               Not applicable

ITEM 5 - OTHER INFORMATION

               Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)     EXHIBITS

                        Exhibit
                        Number                             Description
                        ------                             -----------
                            27    Financial Data Schedule
                          99.1    Change of Control Agreement by and between CFX Corporation and Gregg R. Tewksbury
                          99.2    Change of Control Agreement by and between CFX Corporation and Edwin L. Herbert
                          99.3    Change of Control Agreement by and between CFX Corporation and David N. Rasmussen
                          99.4    CFX Corporation 1997 Long-Term Incentive Plan


               (b)     REPORTS ON FORM 8-K

                       (i) On November 3, 1997, a Current Report on Form 8-K was filed announcing the Company entered into a definitive agreement to merge with Peoples Heritage Financial Group, Inc.

                       (ii) On September 15, 1997, a Form 8-K was filed announcing the Company consummated the acquisitions of Portsmouth Bank Shares, Inc. and Community Bankshares, Inc. on August 29, 1997.

                        CFX CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CFX CORPORATION

November 14, 1997                          By: /s/
                                               ---------------------------------
                                               Gregg R. Tewksbury
                                               Authorized Officer
                                               Chief Financial Officer