Form 10-K
period 1997-12-31
CFX CORP
filed 1998-03-30
CIK 800042

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(MARK ONE)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

           -----------------------------------------------------------

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

                             YES   X        NO
                                -------       -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 20, 1998, was $772,052,993. Although directors and executive officers of the registrant were assumed to be "affiliates" of the registrant for the purposes of this calculation, this classification is not to be interpreted as an admission of such status.

As of March 20, 1998, 24,500,183 shares of the registrant's common stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders for the fiscal year ended December 31, 1997, which is to be filed within 120 days of the end of the Company's fiscal year, are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.


===============================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

            CFX Corporation ("CFX" or the "Company") is a bank holding company incorporated under the laws of the State of New Hampshire. The Company's wholly-owned subsidiary banks are CFX Bank, headquartered in Keene, New Hampshire, Orange Savings Bank ("Orange"), headquartered in Orange, Massachusetts, and Safety Fund National Bank ("Safety Fund"), headquartered in Fitchburg, Massachusetts.

            CFX Bank is a New Hampshire state-chartered savings bank that has been incorporated since 1897. CFX Bank had total assets of $2.5 billion as of December 31, 1997 and operates 43 full-service branches and 184 automated and remote service units in its service area. CFX Bank's subsidiary, CFX Financial Services, Inc. ("CFX Financial"), owns 51% of CFX Funding L.L.C. ("CFX Funding"), which engages in the facilitation of lease financing and securitization. During the fourth quarter of 1997, CFX Bank dissolved its wholly-owned subsidiary, CFX Capital, which owned CFX Mortgage, Inc. CFX Mortgage was also dissolved and its operations were combined with the operations of CFX Bank. The dissolutions had no significant impact on the Company's consolidated financial statements and were undertaken to streamline the organizational structure of the Company.

            Orange is a Massachusetts state-chartered savings bank that had total assets of $86 million as of December 31, 1997. Orange operates two full-service branches in Orange and Athol, Massachusetts.

            Safety Fund, a national banking association, had total assets of $340 million as of December 31, 1997 and operates 11 full-service branches in its service area. In addition, Safety Fund operates an Investments and Trust Services division with $506 million in assets under administration.

            On August 29, 1997, the Company acquired Community Bankshares, Inc. ("Community"), a bank holding company with total assets of $616 million headquartered in Concord, New Hampshire, and its subsidiary banks, Concord Savings Bank and Centerpoint Bank. In connection with the merger, Concord, with 8 branches, and Centerpoint, with 4 branches, were merged into CFX Bank. A total of 5,304,293 shares of the Company's common stock was issued in exchange for all of the issued and outstanding shares of Community common stock. The transaction was accounted for as a pooling-of-interests.

            Also on August 29, 1997, the Company acquired Portsmouth Bank Shares, Inc. ("Portsmouth"), a bank holding company, and its subsidiary bank, Portsmouth Savings Bank, a state-chartered savings bank. Portsmouth had total assets of $259 million and operated 3 full-service branches in its service area. In connection with the Portsmouth acquisition, Portsmouth Savings Bank was merged into CFX Bank. A total of 5,502,005 shares of the Company's common stock was issued in exchange for all of the issued and outstanding shares of Portsmouth common stock. The transaction was accounted for as a pooling-of-interests.

            As previously reported, on October 27, 1997, the Company entered into a definitive agreement to be acquired by Peoples Heritage Financial Group, Inc. ("PHFG"), a bank holding company headquartered in Portland, Maine. Pursuant to the agreement, each of the issued and outstanding shares of the Company's common stock (24,071,000 at December 31, 1997) will be converted into .667 shares of PHFG common stock. The PHFG transaction is expected to be a tax-free exchange to the owners of the Company and is subject to regulatory approval. On February 9, 1998, the shareholders of the Company and PHFG approved the transaction. It is anticipated that the transaction will be accounted for as a pooling-of-interests. At December 31, 1997, PHFG reported total assets of $6.8 billion, deposits of $4.8 billion and shareholders' equity of $475 million. In connection with the acquisition, the Company's banking subsidiaries will be merged into PHFG's banking subsidiaries. Specifically, CFX Bank will be merged into Bank of New Hampshire, PHFG's New Hampshire subsidiary, and Safety Fund and Orange will both be merged into The Family Bank, F.S.B., PHFG's Massachusetts subsidiary.

            In connection with the PHFG merger agreement, the Company and PHFG entered into Stock Option Agreements whereby the Company gave PHFG an option to purchase up to 19.9 percent of its outstanding common stock under certain circumstances and PHFG gave the Company an option to purchase up to 10.0 percent of its outstanding common stock under certain circumstances.

            The Company serves as a financial intermediary, attracting deposits from, and making loans to, consumers and small-to-mid sized businesses. Its principal lines of business are mortgage banking, retail banking, commercial banking, investment and trust services, and equipment lease funding. The Company's primary retail banking markets are New

Hampshire and central Massachusetts. The Company uses loan production offices and correspondent banks attracting loan applications from throughout New Hampshire, Maine, Vermont and northern Massachusetts.

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

            To further the Banks' goals of providing a broad range of retail services and to generate additional fee income, the Banks operate remote service units and automated teller machines located at various business locations in their respective service areas providing customers with a convenient vehicle for conducting routine banking transactions. A full line of trust and investment management services are also available to the Banks' customers. These services to customers were enhanced by the acquisition of Safety Fund, which has provided trust services to its customers for many years. These services have been expanded to CFX Bank.

            CFX Bank originates and purchases residential and construction mortgage loans and, in addition to keeping loans for their own portfolio, sells loans to Safety Fund and Orange and in the secondary market, while retaining the servicing for a majority of these loans. CFX Bank is an approved seller and servicer of the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Department of Housing and Urban Development, Veteran's Administration, and New Hampshire Housing Financing Authority. CFX Bank services loans for others in an aggregate amount of $1.4 billion as of December 31, 1997.

            The Company has operated a small-ticket lease financing and securitization business through CFX Funding. CFX Funding's strategy was to increase the availability of credit to a select group of lease originators (lessors) while controlling the risk inherent in lease portfolios through credit enhancements. Warehouse lines of credit provided by CFX Bank to these originators are typically paid down every 90 to 180 days through securitization or sales of the various lease portfolios. During the fourth quarter of 1997, the Company discontinued future operations of CFX Funding with respect to its securitization business. As part of this discontinuance, and as a result of resolving a dispute between the Company and a credit insurer of certain equipment leases held in four securitized lease pools, the Company recorded, as previously reported, a $4.4 million after-tax charge.

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

            The Company has made, and may continue to make, various forward-looking statements with respect to earnings per share, the effect of the PHFG merger, cost savings related to acquisitions, credit quality and other financial and business matters for 1998 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressures on loan and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services, the extent and timing of legislative and regulatory actions and reforms, changes in the interest rate environment that reduce interest margins, estimated cost savings from recent acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected. The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

MARKET AREA

            The Banks operate primarily in New Hampshire and central Massachusetts. Based on total deposits as of June 30, 1996, CFX Bank had the largest market share in Cheshire County with 55% of the total deposit base. In each of the other three New Hampshire counties CFX Bank operates in, Belknap, Hillsborough and Merrimack, CFX Bank has less than a 4% market share. Collectively, CFX Bank ranks 5th in New Hampshire with 4.33% of total deposits. Furthermore, the acquisition of Safety Fund increased the Company's market share in Worcester County, Massachusetts from 1% to 4%.

INVESTMENT PORTFOLIO

            The following table sets forth the book value of securities available for sale and securities held to maturity at the dates indicated. Securities available for sale are carried at estimated fair value. Securities held to maturity are carried at amortized cost.

---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (IN THOUSANDS)                                              1997                1996               1995
---------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U. S. Treasury and agency obligations                             $     115,473      $     226,126       $     196,875
State and municipal                                                         447              2,005                 971
Corporate bonds                                                               -             14,284              25,097
Federal agency mortgage pass-through securities                         165,337            105,524              89,658
Other collateralized mortgage obligations (CMO's)                       189,850             19,608              24,158
Other asset-backed securities                                            12,766              3,407               6,587
Other debt securities                                                         -              4,869                   -
Marketable equity securities                                             23,973             21,493              19,431
Federal Home Loan Bank of Boston and
   Federal Reserve Bank of Boston stock                                  26,704             17,580              13,609
                                                                  -------------      -------------       -------------
                                                                  $     534,550      $     414,896       $     376,386
                                                                  =============      =============       =============
SECURITIES HELD TO MATURITY:
U. S. Treasury and agency obligations                             $       7,721      $      45,883       $      98,275
State and municipal                                                      13,470             13,986              19,799
Corporate bonds                                                               -              2,013               4,546
Federal agency mortgage pass-through securities                           6,234             28,338              33,815
Other collateralized mortgage obligations (CMO's)                           359              1,184               8,098
Other                                                                       400             13,278                 200
                                                                  -------------      -------------       -------------
                                                                  $      28,184      $     104,682       $     164,733
                                                                  =============      =============       =============

            In the third quarter of 1997, the acquisitions of Community and Portsmouth necessitated a transfer of securities held to maturity with an amortized cost of $61,170,000 and a net unrealized loss of $95,000 to securities available for sale in order to maintain the Company's existing interest rate risk profile. In the third quarter of 1996, the acquisitions of The Safety Fund Corporation and Milford Co/operative Bank necessitated a transfer of securities classified as held to maturity with an amortized cost of $76,849,000 and a net unrealized loss of $2,522,000 to securities available for sale in order to maintain the Company's existing interest rate risk profile. In November 1995, the FASB issued guidance allowing a one-time reassesment of an entity's investment classifications during the period November 15, 1995 to December 31, 1995. As a result, securities held to maturity with an amortized cost of $111,386,000 and a net unrealized loss of $864,000 were transferred to securities available for sale and securities held to maturity with an amortized cost of $6,000,000 were sold at a net realized gain of $6,000.

         The following table sets forth an analysis of the maturity distributions and the weighted average yields of all debt securities of the Company at December 31, 1997:


                                     -----------------------------------------------------------------------------------------------
                                                                                   MATURING
                                     -----------------------------------------------------------------------------------------------
                                                                       AFTER ONE              AFTER FIVE
                                              WITHIN                  BUT WITHIN              BUT WITHIN
                                             ONE YEAR                 FIVE YEARS               TEN YEARS           AFTER TEN YEARS
                                     -----------------------------------------------------------------------------------------------
                                         AMOUNT     YIELD        AMOUNT      YIELD        AMOUNT      YIELD        AMOUNT     YIELD
                                     -----------------------------------------------------------------------------------------------
                                                                           (DOLLARS IN THOUSANDS)
U.S. Treasury securities and other   $     13,038    6.34%   $     47,285    6.27%    $     33,365    6.80%    $     29,506   7.49%
State and municipal (1)                     2,415    4.55           8,681    4.52            2,374    4.78              447   5.42
Mortgage-backed securities and
 CMO's (2)                                134,940    6.83          99,074    7.19           73,874    6.81           66,658   6.38
Other                                           -       -               -       -              400    7.34                -      -
                                     ------------    ----    ------------    ----     ------------    ----     ------------   ----
Total debt securities                $    150,393    6.75%   $    155,040    6.76%    $    110,013    6.77%    $     96,611   6.72%
                                     ============            ============             ============             ============

---------------------------

(1) Yields on tax-exempt investment securities are stated on a taxable-equivalent basis (using a 38.62% tax rate).

(2)        Included in table based on contractual maturities.

LOAN PORTFOLIO

         The following table shows the Company's loan distribution, net of unearned income and deferred costs, at the dates indicated:

---------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (IN THOUSANDS)                              1997             1996            1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------------
Real estate:
     Residential                                  $   1,159,147   $     873,611  $      732,725   $     693,644  $     632,469
     Construction                                        35,318          18,594          13,778          12,578         14,686
     Commercial                                         265,385         248,805         227,303         188,126        176,602
Commercial, financial, and agricultural                 209,929         170,335         136,093         130,175        119,282
Warehouse lines of credit to leasing companies            1,922          18,393          12,906          15,339          5,428
Consumer lease financing                                118,212          67,146          24,399             306              -
Consumer and other                                      244,943         197,516         179,338         142,894        124,681
                                                  -------------   -------------  --------------   -------------  -------------
         Total loans and leases                   $   2,034,856   $   1,594,399  $    1,326,541   $   1,183,062  $   1,073,149
                                                  =============   =============  ==============   =============  =============

         The following table shows the maturity of loans (excluding residential mortgages on 1 - 4 family residences and all consumer loans) outstanding at December 31, 1997. Also provided are the amounts due after one year, classified according to sensitivity to changes in interest rates.

                                                      ---------------------------------------------------------------
                                                                                   MATURING
                                                      ---------------------------------------------------------------
                                                                        AFTER ONE BUT
                                                                         WITHIN FIVE
                                                      WITHIN ONE YEAR       YEARS      AFTER FIVE YEARS     TOTAL
                                                      ---------------------------------------------------------------
                                                                               (IN THOUSANDS)
Real estate--construction                             $      35,318     $         -     $         -    $       35,318
Real estate--commercial                                     166,591          80,048           18,746          265,385
Commercial, financial, and agricultural                     141,211          47,681           21,037          209,929
Warehouse lines of credit to leasing companies                1,922               -                -            1,922
                                                      -------------     -----------     ------------   --------------
         Total                                        $     345,042     $   127,729     $     39,783   $      512,554
                                                      =============     ===========     ============   ==============
Loans maturing after one year with:
     Fixed interest rates                                               $    42,789     $     24,454
     Variable interest rates                                                 84,940           15,329
                                                                        -----------     ------------
         Total                                                          $   127,729     $     39,783
                                                                        ===========     ============

         The following table summarizes the Company's nonaccrual, past due, and restructured loans and leases:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31 (DOLLARS IN THOUSANDS)                         1997             1996            1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans and leases: (1)
     Real estate (2)                                   $    11,894      $    8,848      $     9,647    $    10,118      $   14,473
     Commercial, financial, and agricultural                 1,587           1,634            2,131          2,211           5,293
     Consumer and other                                        506             301              454            128             466
                                                       -----------      ----------      -----------    -----------      ----------
         Total                                              13,987          10,783           12,232         12,457          20,232
                                                       -----------      ----------      -----------    -----------      ----------
Accruing loans and leases past due 90 days or more:
     Real estate (2)                                             -               -                -              -           3,060
     Commercial, financial, and agricultural                     -               -                -              -             246
     Consumer and other                                          -               -                -              -              26
                                                       -----------      ----------      -----------    -----------      ----------
         Total                                                   -               -                -              -           3,332
                                                       -----------      ----------      -----------    -----------      ----------

Total nonperforming loans and leases                   $    13,987      $   10,783      $    12,232    $    12,457      $   23,564
                                                       ===========      ==========      ===========    ===========      ==========
Percentage of total loans and leases                         0.69%            .67%             .92%          1.05%           2.19%
Percentage of total assets                                   0.49%            .46%             .58%           .64%           1.26%

Total restructured loans and leases                    $     1,231      $    1,895      $     1,360    $     3,032      $    4,217
                                                       ===========      ==========      ===========    ===========      ==========

--------------------------------

(1) All loans past due 90 days or more as to principal or interest are generally placed on nonaccrual status. In addition, a loan (including an impaired loan) is generally classified as nonaccrual when management determines that significant doubt exists as to the collectibility of principal or interest. An impaired loan may remain on accrual status if it is less than 90 days past due and guaranteed or well secured. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current income. Interest on nonaccrual loans is recognized when received. Cash received on impaired loans is generally allocated to principal and interest based on the contractual terms of the note, unless management believes such receipt should be applied directly to principal based on collection concerns. Loans are restored to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest, as scheduled.

(2)        Includes residential, construction and commercial real estate loans.

            Interest income that would have been recorded under the original terms of nonaccrual and restructured loans and the interest income actually recognized for the year ended December 31, 1997 amounted to $647,000 and $113,000, respectively.

SUMMARY OF LOAN AND LEASE LOSS EXPERIENCE

         This table summarizes the Company's loan and lease loss experience for the years indicated:

------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (DOLLARS IN THOUSANDS)                    1997            1996            1995          1994          1993
------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan and lease losses, beginning of year      $    20,332    $     19,843    $     18,940   $    21,080    $   17,587
Loans charged-off:
 Real estate (1)                                                    842           2,090           2,440         4,227         7,134
 Commercial, financial and agricultural                           1,992           1,359           1,000         2,157         3,219
 Consumer and other                                               1,524           1,308           1,042         1,053         1,132
                                                            -----------    ------------    ------------   -----------    ----------
      Total loans charged-off                                     4,358           4,757           4,482         7,437        11,485
                                                            -----------    ------------    ------------   -----------    ----------
Recoveries of amounts previously charged-off:
 Real estate (1)                                                    295             382             592           952           539
 Commercial, financial and agricultural                             800             320             492           485           217
 Consumer and other                                                 281             259             344           238           179
                                                            -----------    ------------    ------------   -----------    ----------
   Total recoveries                                               1,376             961           1,428         1,675           935
                                                            -----------    ------------    ------------   -----------    ----------
Net loans charged-off                                             2,982           3,796           2,384         5,762        10,550
Provision for loan and lease losses (2)                           4,548           4,285           3,814         3,622        14,030
Change in fiscal year - Community                                     -               -             143             -             -
                                                            -----------    ------------    ------------   -----------    ----------
Allowance for loan and lease losses, end of year            $    21,898    $     20,332    $     19,843   $    18,940    $   21,080
                                                            ===========    ============    ============   ===========    ==========
Net loans charged-off to average loans outstanding                 0.15%           0.26%           0.19%          .51%         1.00%
                                                            ===========    ============    ============  ============   ===========

---------------------------------

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

ALLOWANCE FOR LOAN AND LEASE LOSS ALLOCATION

         The following table shows an allocation of the allowance for loan and lease losses as of the dates indicated:

------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31                         1997                 1996                1995                   1994                    1993
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)             PERCENT              PERCENT             PERCENT                PERCENT                 PERCENT
                                  OF LOANS             OF LOANS            OF LOANS               OF LOANS                OF LOANS
                                   IN EACH              IN EACH            IN EACH                IN EACH                  IN EACH
                                  CATEGORY             CATEGORY            CATEGORY               CATEGORY                CATEGORY
                                  TO TOTAL             TO TOTAL            TO TOTAL               TO TOTAL                TO TOTAL
                         AMOUNT     LOANS      AMOUNT    LOANS    AMOUNT     LOANS      AMOUNT      LOANS       AMOUNT     LOANS
------------------------------------------------------------------------------------------------------------------------------------
Real estate            $    9,142   71.74%  $    7,249   70.99% $   7,625    73,42%    $   6,471    75.60%    $    6,777    76.77%
Commercial, financial,
 and agricultural           3,592   10.41        4,855   12.54      3,141    11.23         1,788    12.29          4,785    11.61
Consumer and other          1,922   17.85        1,971   16.46      2,102    15.35         1,834    12.10          1,562    11.61
Unallocated                 7,242       -        6,257       -      6,975        -         8,847        -          7,956        -
                       ----------  ------   ----------  ------  ---------   ------     ---------   ------     ----------   ------
                       $   21,898  100.00%  $   20,332  100.00% $  19,843   100.00%    $  18,940   100.00%    $   21,080   100.00%
                       ==========           ==========          =========              =========              ==========

DEPOSITS

         The average daily balances of deposits and of rates paid on such deposits is summarized for the periods indicated in the following table:

-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31 (DOLLARS IN THOUSANDS)              1997                      1996                        1995
-------------------------------------------------------------------------------------------------------------------------------
                                                    AMOUNT      RATE          AMOUNT       RATE          AMOUNT         RATE
-------------------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand deposits             $    214,661       -%     $    176,423        -%      $    147,984         -%
Regular savings deposits                             308,808    2.63           308,626     2.71            321,100      2.83
NOW and money market deposits                        359,410    2.12           376,175     2.11            394,408      2.35
Time deposits                                        984,071    5.61           849,926     5.57            741,772      5.30
                                                ------------              ------------                ------------
         Total                                  $  1,866,950    3.80%     $  1,711,150     3.72%      $  1,605,264      3.59%
                                                ============              ============                ============

         Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows:

                                         TIME                OTHER
                                     CERTIFICATES            TIME
                                    OF DEPOSITS(1)          DEPOSITS            TOTAL
                                    --------------          --------            ------
                                                         (IN THOUSANDS)
3 months or less                     $     13,980         $    62,532      $     76,512
Over 3 through 6 months                     5,035              30,389            55,424
Over 6 through 12 months                    4,148             135,136           139,284
Over 12 months                              4,461              78,622            83,083
                                     ------------         -----------      ------------
  Total                              $     27,624         $   326,679      $    354,303
                                     ============         ===========      ============

--------------------------------

(1)        Time deposits with a minimum required balance of $100,000.

RETURN ON EQUITY AND ASSETS

         The following table shows consolidated operating and capital ratios of the Company for the periods indicated:

------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31                             1997                   1996               1995
------------------------------------------------------------------------------------------------------
Return on:
   Average total assets                            0.71%                  1.04%              1.06%
   Average total shareholders' equity              7.63                  10.03               9.77
   Average common shareholders' equity             7.63                  10.03               9.77
   Average total shareholders' equity to
      average total assets ratio                   9.25                  10.36              10.88
   Common dividend payout ratio                  102.53                  57.43              56.99

SHORT-TERM BORROWINGS

         Short-term borrowings are borrowed funds with an original maturity of one year or less. Securities sold under repurchase agreements generally mature within 9 months. The details of these borrowings for the years 1997 and 1996 are presented below:

-------------------------------------------------------------------------------------------------
DECEMBER 31 (Dollars in thousands)                                1997                1996
-------------------------------------------------------------------------------------------------
Securities sold under repurchase agreements:
      Balance at year end                                $       188,558      $      104,427
      Average amount outstanding                                 180,214              93,226
      Maximum amount outstanding at any month end                208,981             133,726
      Average interest rate for the year                            4.54%               4.85%
      Average interest rate on year-end balance                     5.26%               4.75%

Advances from Federal Home Loan Bank of Boston:
      Balance at year end                                $       221,000      $      219,734
      Average amount outstanding                                 194,333             197,312
      Maximum amount outstanding at any month end                257,026             228,970
      Average interest rate for the year                            4.85%               5.67%
      Average interest rate on year-end balance                     5.51%               5.80%

EMPLOYEES

         As of December 31, 1997, the Company and its subsidiaries had 838 full-time and 270 part-time employees. The employees of the Company and its subsidiaries are not represented by any collective bargaining unit. Relations between management and employees are considered good.

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

         For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 1 of this document.

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

            Bank Acquisitions. The BHC Act requires, among other things, the prior approval of the Federal Reserve in any case where the Company proposes to
(i) acquire all or substantially all the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5 percent of the voting shares of any bank, or (iii) merge or consolidate with any other bank holding company. The BHC Act currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company has the ability, subject to certain restrictions, including state opt-out provisions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches also is possible in those states with laws that expressly permit it. Interstate branches will be subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

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

            Securities Regulation. The Company has registered its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, periodic reporting requirements and insider trading restrictions and reporting requirements, as well as certain other requirements of the Exchange Act, are applicable to the Company. Because the Company's stock is listed on the American Stock Exchange (the "AMEX"), the Company is also subject to the rules and regulations of the AMEX. The Company also may, from time to time, be subject to regulation by various state securities commissions with respect to the offer and sale of its securities.

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

            FDIC Assessment. The deposits of the Banks are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to deposit insurance assessments of the BIF. However, approximately 11% of the Company's deposits (attributable to the deposits of Milford Cooperative Bank acquired by CFX Bank as of July 1, 1996) are subject to deposit insurance assessments of the SAIF. Effective January 1, 1996, the FDIC reduced the assessment rates on bank deposits insured by the BIF, and effective January 1, 1997, the FDIC lowered the assessment rates for SAIF-insured deposits to the same levels applicable to BIF-insured deposits. Thus, for the semi-annual period beginning January 1, 1997, the effective rate of assessments imposed on all FDIC deposits for deposit insurance ranges from 0 - 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 requires all FDIC-insured institutions to bear the cost of bonds sold by the Financing Corporation from 1987 to 1989 in support of the former

Federal Savings and Loan Insurance Corporation. To cover such obligations, the FDIC assesses BIF-insured deposits an additional 1.26 basis points per $100 of deposits and assesses SAIF-insured deposits an additional 6.3 basis points per $100 of deposits, in each case on an annualized basis.

            Prompt Corrective Action. Federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company. The extent of these powers depends on whether the institution in question is considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized". At December 31, 1997, each of the Banks exceeded the required ratios for classification as "well capitalized." The classification of depository institutions is primarily for the purpose of applying the federal banking agencies' prompt corrective action powers and is not intended to be, and should not be interpreted as, a representation of the overall financial condition or prospects of any financial institution. The agencies' prompt corrective action powers can include, among other things, requiring an insured depository institution to adopt a capital restoration plan which cannot be approved unless guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval and, ultimately, appointing a receiver for the institution. Among other things, only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and only an "adequately capitalized" depository institution may accept brokered deposits with prior regulatory approval.

            Federal Home Loan Bank. Each of the Banks is a member of the Federal Home Loan Bank of Boston (the "FHLB"), which is one of twelve regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members and makes advances to its members in accordance with the FHLB's policies and procedures. As members of the FHLB, the Banks are required to purchase and hold stock in the FHLB. As of December 31, 1997, CFX Bank, Orange and Safety Fund held stock in the FHLB in the amount of $24,796,000, $993,000 and $634,000 respectively.

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

            At December 31, 1997, the total and Tier 1 risk-based capital ratios and leverage ratios of the Company and each of the Banks exceeded the minimum regulatory capital requirements. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Community Reinvestment

            Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977, as amended ("CRA"). Under the terms of the CRA, a bank's record in meeting the credit needs of the community served by the bank, including low- and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulator. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. At December 31, 1997, the Company and each of the Banks was rated "Satisfactory" or "Outstanding" with respect to CRA.

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

            The principal source of the Company's revenue and cash flow is dividends from the Banks. The Banks are subject to various statutory and regulatory restrictions on their ability to pay dividends or otherwise make distributions or supply funds to the Company. In addition, bank regulators may have authority to prohibit a bank subsidiary from paying dividends, depending on the subsidiary's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

            The Company is a legal entity separate and distinct from the Banks. Accordingly, the right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the Banks and its other subsidiaries is necessarily subject to the prior claims of creditors of the Banks and its other subsidiaries, except to the extent that claims of the Company in its capacity as creditor may be recognized.

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

         The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further deregulation of both banks and other financial institutions. Such legislation could place the Company in more direct competition with other financial institutions, including mutual funds, credit unions, insurance companies and securities brokerage firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company.

COMPETITION

            Bank holding companies and their subsidiaries are subject to vigorous and intense competition from various financial institutions and other "nonbank" or non-regulated companies or firms that engage in similar activities. The Bank competes for deposits with other commercial banks, savings banks, savings and loan associations, insurance companies and credit unions, as well as issuers of commercial paper and other securities, including shares in mutual funds. In making loans, the Bank competes with other commercial banks, savings banks, savings and loan associations, consumer finance companies, credit unions, insurance companies, leasing companies and other nonbank lenders.

            The Company and the Bank compete not only with financial institutions based in New Hampshire and Massachusetts, but also with a number of large out-of-state and foreign banks, bank holding companies and other financial and nonbank institutions. Some of the financial and other institutions operating in the same markets are engaged in national and international operations and have more assets and personnel than the Company. Some of the Company's competitors are not subject to the extensive bank regulatory structure and restrictive policies which apply to the Company and the Banks.

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

ITEM 2. PROPERTIES

         The Company neither owns nor leases any real property but utilizes the premises and equipment of CFX Bank. CFX Bank owns its main office and two branch offices in Keene, New Hampshire. CFX Bank also owns branches in Allenstown, Amherst, Bedford, Concord, Exeter, Greenland, Greenville, Henniker, Hillsborough, Hooksett, Jaffrey, Manchester, Milford, New Boston, Nashua, New Ipswich, North Hampton, Peterborough, Portsmouth, Tilton, Troy, Weare and Wilton/Lyndeborough, New Hampshire while leasing other branches in Brookline, Gilford, Hinsdale, Laconia, Loudon, Manchester, Marlborough, Mont Vernon, North Swanzey, Rindge, Walpole, West Chesterfield and Winchester, New Hampshire. Included above are five "mini-branches" that are located at various retail establishments in its market area. In addition, CFX Bank and subsidiaries also own or lease several other properties used for administrative purposes. Orange Savings Bank owns its main office, located in Orange Massachusetts, and leases a branch facility in Athol, Massachusetts. Safety Fund owns its main office and leases a branch office in Fitchburg, Massachusetts. Additionally, Safety Fund owns branches in Gardner, Leominster and Worcester, while leasing other branches in Gardner, Leominster, Westborough and Worcester, Massachusetts. In addition, Prichard Plaza owns a real estate investment property in Fitchburg, Massachusetts.

         The Banks also owns 102 automated teller and remote service units located in New Hampshire and central Massachusetts.

         At December 31, 1997, the total net book value of the Company's premises and equipment was $38,761,000.

ITEM 3. LEGAL PROCEEDINGS

         As previously reported, the Company entered into a settlement agreement with American Credit Indemnity Company ("ACI") in connection with the resolution of a dispute between the Company and ACI regarding the origination and servicing by CFX Funding of certain leases held in four lease pools insured by ACI. The settlement agreement provides mutual releases by ACI of the Company and CFX Funding, and by the Company and CFX Funding of ACI, of all claims and liabilities, other than those contained in the settlement agreement, relating to the four lease pool transactions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a special meeting held on February 9, 1998, the Company's shareholders approved the previously reported proposed merger of the company with and into PHFG.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information relating to the market for the Company's common equity and related stockholder matters is found on page 65 of Exhibit 99.1 to this report.

ITEM 6. SELECTED FINANCIAL DATA

         Information relating to selected financial data is found on page 1 of
Exhibit 99.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations is found on pages 2 - 23 of Exhibit 99.1 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)      Financial Statements Required by Regulation S-X

         Information relating to financial statements is found on pages 24 - 64 in Exhibit 99.1 of this report.

         The opinion of KPMG Peat Marwick, LLP pertaining to The Safety Fund
         Corporation:

         Independent Auditors' Report

         To the Board of Directors and Stockholders of The Safety Fund Corporation:

         We have audited the accompanying consolidated Statement of Operation of The Safety Fund Corporation and subsidiaries for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operation of The Safety Fund Corporation and subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

         /S/ KPMG Peat Marwick LLP

         Boston, Massachusetts
         January 22, 1996

         The opinion of KPMG Peat Marwick, LLP pertaining to Community Bankshares, Inc. follows:

         Independent Auditors' Report

         The Stockholders and Board of Directors
         Community Bankshares, Inc.:

         We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended
         June 30, 1995. These consolidated financial statements are the responsibility of Community's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and the year ended June 30, 1995 in conformity with generally accepted accounting principles.

         /S/ KPMG Peat Marwick LLP

         Boston, Massachusetts
         January 22, 1997

         The opinion of Shatswell, MacLeod & Company, P.C. pertaining to Portsmouth Bankshares, Inc. follows:

         Independent Auditors' Report

         The Board of Directors
         Portsmouth Bank Shares, Inc.
         Portsmouth, New Hampshire

         We have audited the accompanying consolidated balance sheets of Portsmouth Bank Shares, Inc. and Subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Au audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Portsmouth Bank Shares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, the Company adopted the provision of the Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994.

                                           /S/Shatswell, MacLeod & Company, P.C.

         West Peabody, Massachusetts
         January 13 1997, except for Note 20 as to which the date is February 13, 1997

(b)      Supplementary Financial Information

         (1) Selected Quarterly Financial Data

         Information relating to selected quarterly financial data is found on page 63 of the Exhibit 99.1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10-K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         Pursuant to Instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10-K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to Instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10-K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to Instruction G, the information required by this item is incorporated herein by reference to the registrant's proxy statement for its 1998 annual meeting of shareholders to be filed within 120 days of the registrant's fiscal year ended December 31, 1997, or, if such proxy statement is not filed within such period, by reference to an amendment to this Form 10-K to be filed within 120 days of the registrant's fiscal year ended December 31, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Documents Filed as Part of This Report:

         (1)   Financial Statements

         The financial statements listed below are included in exhibit 99.1 of this document.

                              FINANCIAL STATEMENTS                      PAGE REFERENCES
                              --------------------                      ---------------
               Consolidated Balance Sheets......................................24
               Consolidated Statements of Income................................25
               Consolidated Statements of Shareholders' Equity..................27
               Consolidated Statements of Cash Flows............................28
               Notes to Consolidated Financial Statements......................30-63
               Report of Independent Auditors...................................64

         (2)   Financial Statement Schedules

               See Item 14 (d)

         (3)   Exhibits Required by Item 601

               See Item 14 (c)

(b)      Reports on Form 8-K

                  On February 2, 1998, a Form 8-K was filed providing disclosure of material expense incurred as a result of settling potential litigation involving American Credit Indemnity Corporation and CFX Funding, L.L.C.

                  On December 13, 1997, the Company filed in a Current Report on Form 8-K restated audited consolidated financial statements of the Company and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, giving effect to the Company's acquisitions of Community and Portsmouth.

                  On November 4, 1997, the Company filed a Current Report on Form 8-K to report the proposed merger of CFX with and into PHFG and disclose the underlying transaction documents.

(c)      Exhibits

         The exhibits listed below are filed herewith or are incorporated herein by reference to other filings.

    EXHIBIT NUMBER                         DESCRIPTION

         2.1 Agreement and Plan of Merger by and between CFX and PHFG dated as of October 27, 1997, incorporated by reference from the exhibits to the Current Report on Form 8-K filed by PHFG (Commission File No. 0-16947) on November 3, 1997.

         3.1 Articles of Incorporation of CFX, as amended, incorporated herein by reference to from the Exhibits to the Current Report on Form 8-K by CFX filed on September 15, 1997.

         10.1 1992 CFX Corporation Profit Sharing/Bonus Plan, incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of CFX for the year ended December 31, 1992.

         10.2 1986 CFX Corporation Stock Option Plan, incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX No. 33-17071 effective in 1987.

         10.3 1995 CFX Corporation Stock Option Plan, incorporated herein by reference to the Exhibits 1.c to the Registration Statement on Form S-8 of CFX No. 33-61787 effective in 1995.

         10.4 CFX Corporation 1997 Long-Term Incentive Plan, incorporated herein by reference to the Exhibits to the Current Form 8-K by CFX Corporation filed on November 14, 1997.

         10.5 CFX Corporation 1992 Employee Stock Purchase Plan, incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of CFX No. 33-52598 effective in 1992.

         10.6 Employment Agreement dated as of August 29,1997 by and between CFX and Douglas Crichfield, incorporated herein by reference to the Exhibits to the Current Report on Form 8-K by CFX filed on September 15, 1997.

         10.7 Employment Agreement dated as of August 12,1997 by and between CFX and Peter J. Baxter, incorporated herein by reference to the Exhibits to the Current Report on Form 8-K by CFX filed on September 15, 1997.

         10.8 Employment Agreement dated as of August 11,1997 by and between CFX and Mark A. Gavin, incorporated herein by reference to the Exhibits to the Current Report on Form 8-K by CFX filed on September 15, 1997.

         10.9 Employment Agreement dated as of August 14,1997 by and between CFX and Christopher W. Bramley, incorporated herein by reference to the Exhibits to the Current Report on Form 8-K by CFX filed on September 15, 1997.

         10.10 Change of Control Agreement by and between CFX Corporation and Gregg R. Tewksbury, incorporated herein by reference to the Exhibits to the Form 10-Q by CFX Corporation filed on November 14, 1997.

         10.11 Change of Control Agreement by and between CFX Corporation and Edwin L. Herbert, incorporated herein by reference to the Exhibits to the Form 10-Q by CFX Corporation filed on November 14, 1997.

         10.12 Change of Control Agreement by and between CFX Corporation and David N. Rasmussen, incorporated herein by reference to the Exhibits to the Form 10-Q by CFX Corporation filed on November 14, 1997.

         10.13 Stock Option Agreement, dated as of October 27,1997, between CFX (as the issuer) and PHFG (as the grantee) incorporated by reference from the Exhibits to the Current Report on Form 8-K filed by PHFG (Commission file No. 0-16947) on November 3, 1997.

         10.14 Stock Option Agreement, dated as of October 27,1997, between PHFG (as the issuer) and CFX (as the grantee) incorporated by reference from the Exhibits to the Current Report on Form 8-K filed by PHFG (Commission file No. 0-16947) on November 3, 1997.

         10.15 The Safety Fund Corporation 1994 Incentive and Nonqualified Stock Option Plan, incorporated herein by reference to the Exhibits to the Annual Report on Form 10-KSB for the year ended December 31, 1994 of The Safety Fund Corporation.

         10.16 The Safety Fund Corporation 1984 Incentive Stock Option Plan, incorporated herein by reference to the Exhibits to the Registration Statement on Form S-8 of The Safety Fund Corporation No. 33-19325 effective in 1984.

         10.17 Community Bankshares, Inc. 1992 Stock Option Plan, incorporated herein by reference to the Exhibits to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 of CFX No. 333-29243 effective in 1997.

         10.18 Centerpoint Bank 1989 Stock Option Plan, incorporated herein by reference to the Exhibits to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 of CFX No. 333-29243 effective in 1997.

         10.19 Concord Savings Bank 1988 Stock Option Plan, incorporated by reference to the Exhibits to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 of CFX No. 333-29243 effective in 1997.

         10.20 Concord Savings Bank 1985 Employee Stock Option Plan, incorporated herein by reference to the Exhibits to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 of CFX No. 333-29243 effective in 1997.

         10.21 Portsmouth Bank Shares, Inc. Revised 1987 Stock Option and Stock Appreciation Rights Plan, incorporated herein by reference to the Exhibits to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 of CFX No. 333-29229.

         10.22 Employment and Change of Control Agreement between The Safety Fund Corporation and Stephen R. Shirley, dated June 1, 1994, assumed by the Company as of July 1, 1996 incorporated herein by reference to The Safety Fund Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1994.

         21       Subsidiaries of the Company, filed herewith.

         23.1     Consent of Wolf & Company, P.C.

         23.2 Consent of KPMG Peat Marwick LLP (with respect to The Safety Fund Corporation and Community Bankshares, Inc.)

         23.3 Consent of Shatswell, MacLeod & Company, P.C. (with respect to Portsmouth Bank Shares, Inc.)

         27       Financial Data Schedule

         27.1     Financial Data Schedule - Fiscal Year End 1997.

         27.2 Financial Data Schedule - Fiscal Year Ends 1995, 1996 and Quarters 1, 2 and 3 of 1996.

         27.3     Financial Data Schedule - Quarters 1, 2 and 3 of 1997.

         99.1 Audited consolidated balance sheets of CFX Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the independent auditor's report thereon.

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

                                                 CFX CORPORATION

Date: March 27, 1998                             By:  /s/ PETER J. BAXTER
                                                      --------------------------
                                                      Peter J. Baxter, President

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

            Name                                        Title                                 Date
            ----                                        -----                                 ----
/s/ RICHARD F. ASTRELLA                               Director                                March 27, 1998
-----------------------------------
Richard F. Astrella

/s/ WILLIAM E. AUBUCHON, III                          Director                                March 27, 1998
-----------------------------------
William E. Aubuchon, III

/s/RICHARD B. BAYBUTT                                 Director                                March 27, 1998
-----------------------------------
Richard B. Baybutt

/s/ PETER J. BAXTER                                   President and Director                  March 27, 1998
-----------------------------------                   (Principal Executive Officer)
Peter J. Baxter

/s/ CHRISTOPHER V. BEAN                               Director                                March 27, 1998
-----------------------------------
Christopher V. Bean

/s/ CHRISTOPHER W. BRAMLEY                            Director                                March 27, 1998
-----------------------------------
Christopher W. Bramley

/s/ JOHN N. BUXTON                                    Director                                March 27, 1998
-----------------------------------
John N. Buxton

/s/ P. KEVIN CONDRON                                  Director                                March 27, 1998
-----------------------------------
P. Kevin Condron

/s/ TIMOTHY J. CONNORS                                Director                                March 27, 1998
-----------------------------------
Timothy J. Connors

/s/ DOUGLAS CRICHFIELD                                Director                                March 27, 1998
-----------------------------------
Douglas Crichfield

/s/ CALVIN L. FRINK                                   Director                                March 27, 1998
-----------------------------------
Calvin L. Frink

/s/ EUGENE E. GAFFEY                                  Director                                March 27, 1998
-----------------------------------
Eugene E. Gaffey

/s/ DAVID R. GRENON                                   Director                                March 27, 1998
-----------------------------------
David R. Grenon

/s/ ELIZABETH SEARS HAGER                             Director                                March 27, 1998
-----------------------------------
Elizabeth Sears Hager

/s/ DOUGLAS S. HATFIELD, JR.                          Director                                March 27, 1998
-----------------------------------
Douglas S. Hatfield, Jr.

/s/ PHILIP A. MASON                                   Director                                March 27, 1998
-----------------------------------
Philip A. Mason

/s/ WALTER R. PETERSON                                Director                                March 27, 1998
-----------------------------------
Walter R. Peterson

/s/ SETH A. RESNICOFF, MD                             Director                                March 27, 1998
-----------------------------------
Seth A. Resnicoff, MD

/s/ MARK E. SIMPSON                                   Director                                March 27, 1998
-----------------------------------
Mark A Simpson

/s/ ROBERT W. SIMPSON                                 Director                                March 27, 1998
-----------------------------------
Robert A. Simpson

/s/ L. WILLIAM SLANETZ                                Director                                March 27, 1998
-----------------------------------
L. William Slanetz

/s/ GREGG R. TEWKSBURY                                Chief Financial Officer                 March 27, 1998
-----------------------------------                   (Principal Financial and
Gregg R. Tewksbury                                    Accounting Officer)